Form 10QSB
period 1996-05-04
WHAT A WORLD INC/DE/
filed 1996-06-17
CIK 931073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended: May 4, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                   to
                         -------------------  -----------------------

Commission File Number: 0-25002


                             WHAT A WORLD!, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                          Delaware                                                    59-3200879
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification Number)

                 10901-B Roosevelt Boulevard
                          Suite 100
                   St. Petersburg, Florida                                              33716
          (Address of Principal Executive Offices)                                   (Zip Code)

                                  Issuer's Telephone Number: (813) 577-9366

                                     N/A
- - --------------------------------------------------------------------------------
 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                   Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 17, 1996, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                              WHAT A WORLD!, INC.

                                     INDEX




PART I.  FINANCIAL INFORMATION                                            PAGE
- - ------------------------------                                            ----
Item 1.  Financial Statements (Unaudited):

Condensed Balance Sheets - February 3, 1996 and May 4, 1996............    3

Condensed Statements of Operations for the Thirteen Weeks Ended
   April 29, 1995 and May 4, 1996......................................    4

Condensed Statements of Cash Flows for the Thirteen Weeks Ended
   April 29, 1995 and May 4, 1996......................................    5

Notes to Condensed Financial Statements................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations...........................................    7


PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K..............................   10

SIGNATURES.............................................................   11

                              WHAT A WORLD!, INC.


                            CONDENSED BALANCE SHEETS





                                                               February 3,     May 4,
                    ASSETS                                        1996          1996
                                                               ----------   -----------
                                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                  $1,386,998   $   717,053
    Certificate of deposit                                        100,000       100,000
    Construction allowance receivable                             267,000        67,000
    Inventories                                                   978,229     1,086,781
    Prepaid expenses and other current assets                     179,829       148,430
                                                               ----------   -----------
                Total current assets                            2,912,056     2,119,264

PROPERTY AND EQUIPMENT, net                                     2,653,755     2,568,670



OTHER ASSETS                                                       25,093        32,531
                                                               ----------   -----------
                Total assets                                   $5,590,904   $ 4,720,465
                                                               ==========   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                      $1,033,907       627,803
    Current maturities of capital lease obligations                64,999        65,234
                                                               ----------   -----------
                Total current liabilities                       1,098,906       693,037

DEFERRED RENT                                                     644,173       689,059

CAPITAL LEASE OBLIGATIONS                                         156,614       140,167

STOCKHOLDERS' EQUITY:
    Common stock                                                   21,181        21,181
    Additional paid-in capital                                  4,538,782     4,538,782
    Accumulated deficit                                          (868,752)   (1,361,761)
                                                               ----------   -----------
                Total stockholders' equity                      3,691,211     3,198,202
                                                               ----------   -----------
                Total liabilities and stockholders' equity     $5,590,904   $ 4,720,465
                                                               ==========   ===========

      The accompanying notes are an integral part of these balance sheets.

                              WHAT A WORLD!, INC.


                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)






                                                             13 Weeks Ended
                                                      April 29, 1995   May 4, 1996
                                                      --------------   -----------
NET SALES                                               $  650,867      $1,203,124

COST OF SALES                                              336,445         623,966
                                                        ----------      ----------
GROSS PROFIT                                               314,422         579,158

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                              638,282       1,078,203
                                                        ----------      ----------
LOSS FROM OPERATIONS                                      (323,860)       (499,045)

INTEREST AND OTHER INCOME                                   43,700          12,329

INTEREST EXPENSE                                            (6,386)         (6,293)
                                                        ----------      ----------
                                                            37,314           6,036
                                                        ----------      ----------
NET LOSS                                                $ (286,546)     $ (493,009)
                                                        ==========      ==========
NET LOSS PER WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT SHARE                        $     (.14)     $     (.23)
                                                        ==========      ==========
WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES
     OUTSTANDING                                         2,118,125       2,118,125

        The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                       13 Weeks Ended
                                                                                 April 29,1995  May 4, 1996
                                                                                 -------------  -----------
OPERATING ACTIVITIES:
   Net loss                                                                        $ (286,546)   $ (493,009)
   Adjustments to reconcile net loss to net cash and
      cash equivalents used in operating activities-
         Depreciation and amortization                                                 40,902        85,085
         Changes in operating assets and liabilities-
            Decrease in construction allowance receivable                              40,000       200,000
            Decrease (increase) in inventories                                         47,878      (108,552)
            (Increase) decrease in prepaid expenses and other
               current assets                                                         (22,340)       31,399
            Increase in other assets                                                   (8,564)       (7,438)
            Decrease in accounts payable and accrued expenses                        (138,225)     (406,104)
            Increase in deferred rent                                                   3,999        44,886
                                                                                   ----------    ----------
               Net cash and cash equivalents used in operating
                  activities                                                         (322,896)     (653,733)

INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (6,776)            -
                                                                                   ----------    ----------
               Net cash and cash equivalents used in investing
                  activities                                                           (6,776)            -

FINANCING ACTIVITIES:
   Payments made on capital lease obligations                                         (10,533)      (16,212)
                                                                                   ----------    ----------
               Net cash and cash equivalents used in financing
                  activities                                                          (10,533)      (16,212)
                                                                                   ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (340,205)     (669,945)

CASH AND CASH EQUIVALENTS, beginning of period                                      2,952,129     1,386,998
                                                                                   ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                           $2,611,924    $  717,053
                                                                                   ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                        $    6,476    $    6,137

        The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.


              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  May 4, 1996



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed interim financial statements of What A World!, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 3, 1996, which are included in the Company's Annual Report on Form 10-KSB filed on May 3, 1996.

Due to the seasonal nature of the Company's business, results for interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Fiscal Year

The Company's Fiscal Year ends on the Saturday closest to January 31.

Net Loss per Weighted Average Common and Common Equivalent Share

Net loss per weighted average common and common equivalent share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants using the treasury stock method.

2.   1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and the Stockholders, effective May 21, 1996, the 1994 Stock Option Plan (Stock Option Plan) was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment, accordingly, results in a total of 560,000 shares of common stock available to grant under the Stock Option Plan.

During the quarter ended May 4, 1996, the Company granted 100,000 options to David F. Miller, the Company's President, at an exercise price of $1.50 per share under the Stock Option Plan. The Company also granted 230,000 options to certain employees (including officers) on May 21, 1996, at an exercise price of $1.68 per share under the Stock Option Plan. The options are exercisable in accordance with a specified schedule in the Stock Option Agreements that begins at the date of grant and ends ten years from such date. The Company recognized no compensation expense for these options.

As of May 4, 1996, 220,000 options were outstanding under the Stock Option
Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was organized in July 1993 and opened its first permanent store in August 1993. Six of the Company's twelve permanent stores have been in operation for over one year and the other six permanent stores were opened between September 1995 and December 1995. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

The Company operated six permanent stores at April 29, 1995 as compared to twelve permanent stores at May 4, 1996.

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors described herein, including, but not limited to, the success of the Company's efforts to modify its product assortment, the Company's ability to improve its merchandise presentation, the Company's development of the temporary store concept during the Christmas selling season, the timely introduction of new products, the modification of the Company's cost structure and the seasonal impact of the Company's business.


Thirteen Weeks Ended May 4, 1996 Compared to the Thirteen Weeks Ended April 29, 1995

Net sales for the 13 weeks ended May 4, 1996 (the "First Quarter of Fiscal 1996") increased by approximately $552,000 over net sales for the comparable 13 weeks ended April 29, 1995 (the "First Quarter of Fiscal 1995"). The increase is principally a result of additional sales from 6 stores opened after the First Quarter of Fiscal 1995.

Comparable store sales (sales of stores opened for the same months during the comparable period in the prior year) decreased 17% in the First Quarter of Fiscal 1996. To date, the Company has not been successful in adjusting its product assortment to respond to the increased competition and the changing demands of its customers. Management has recently taken steps to improve its merchandise mix. Merchandising efforts to increase the sale of key products will continue through more attractive in-store presentations. The Company recently completed renovations in two of its locations where it will test customer response to new in-store displays and feature presentations. Management will continue to implement further modifications to the product assortment which will include the introduction of new products and the continued focus on top selling items. In addition, management has assessed its compensation and incentive programs and is in the process of enacting changes which should result in enhanced sales motivation for its employees. However, there can be no assurance that these actions or any further actions will positively impact sales or profitability.

Gross profit for the First Quarter of Fiscal 1996 was approximately $579,000 or 48.1% of net sales, compared with approximately $314,000 or 48.3% of net sales for the First Quarter of Fiscal 1995. The decrease in gross profit as a percentage of net sales was principally a result of markdowns which were taken during the quarter in an effort to refine the product assortment.

Comparable store gross profit (gross profit of stores opened for the same months during the comparable period in the prior year) decreased approximately $63,000 to $251,000 or 46.7% of sales from approximately $314,000 or 48.3% of sales. The decrease in comparable store gross profit as a percentage of sales has resulted primarily from inventory markdowns.

Selling, general and administrative expenses ("SG&A") for the First Quarter of Fiscal 1996 increased to approximately $1,078,000 from approximately $638,000 for the First Quarter of Fiscal 1995. The primary components of SG&A are store occupancy costs (which include rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The increase in SG&A was, for the most part, the result of increases in store operating expenses, including store personnel compensation and occupancy costs associated with additional permanent store openings. Included in the $1,078,000 of SG&A for the First Quarter of Fiscal 1996 was approximately $241,000 of corporate overhead expenses. In an effort to increase sales volume while adding minimal additional SG&A throughout the Fiscal year, and in order to capitalize on the seasonal nature of the Company's business, the Company plans to operate 10-12 seasonal stores during the 1996 Christmas selling season.

Interest and other income for the First Quarter of Fiscal 1996 decreased to approximately $12,300 from approximately $44,000 for the First Quarter of Fiscal 1995 primarily as a result of reduced levels of cash due to new store openings.

Interest expense for the First Quarter of Fiscal 1996 and for the First Quarter of Fiscal 1995 was approximately $6,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are anticipated to be for merchandise inventory purchases and to fund its ongoing operations, including its temporary store operation and any new permanent store openings.

The Company had working capital of approximately $1.4 million and $1.8 million
at May 4, 1996 and February 3, 1996, respectively.   In order to fund its
capital and operating requirements, the Company has in the past been primarily dependent on cash proceeds received from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, the Company was dependent primarily on cash proceeds from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and on loans from others.

During the First Quarter of Fiscal 1996, cash decreased by approximately $670,000 to approximately $717,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $654,000. The Company repaid approximately $16,000 in indebtedness during the period.

During the First Quarter of Fiscal 1995, cash decreased by approximately $340,000 to approximately $2,612,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $323,000. The Company repaid approximately $11,000 in indebtedness during the period.

The Company currently does not maintain any lines of credit or cash borrowings to finance its capital requirements. The Company maintains a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expires in December 1996, at which time it will be considered for renewal.

During the First Quarter of Fiscal 1996, the Company's inventories increased by approximately $109,000 to approximately $1,087,000 from approximately $978,000 at February 3, 1996. The increase is primarily a result of the Company adjusting inventory quantities to levels which management believes will improve sales volume. During the First Quarter of Fiscal 1995, the Company's inventories decreased by approximately $48,000 to approximately $597,000 from approximately $645,000 at January 28, 1995. The decrease was primarily a result of the Company modifying inventory quantities to appropriate seasonal levels. The most significant inventory needs are expected to be in November/December. Primarily all of the Company's merchandise purchases are initially financed by trade credit and the Company generally pays for its inventory 30-45 days after receipts. Accordingly, the Company's most significant cash needs in payment for inventory purchases are expected to be in December/January.

In light of the Company's experience during the 1995 Christmas selling season, which included the operation of three temporary stores, and in order to capitalize on the seasonal nature of the Company's business, the Company's plan of expansion will focus on the increased utilization of temporary stores during the Christmas selling season. Subject to the limitations described below, the Company plans to operate 10 to 12 temporary stores during the 1996 Christmas selling season. The average expected cost associated with the opening of a temporary store is approximately $15,000 (excluding inventory), which primarily includes the costs of fixtures, cash register equipment and licensing and permitting. Expected inventory to open such temporary stores is approximately $40,000 per store which will primarily be financed through trade credit, although there can be no assurance that start-up costs associated with the temporary stores will not be in excess of the Company's estimates. Management intends to closely monitor the results of operations from the temporary stores during the 1996 Christmas selling season and further consider an increased expansion of its temporary store program for future Christmas selling seasons. However, if permanent locations are identified which meet the Company's criteria and complement the Company's expansion plan, the Company may open additional permanent stores. The cost of leasehold improvements and fixtures for a typical permanent store (net of landlord allowances) is approximately $180,000. Total initial inventory cost per permanent store is approximately $90,000.

The Company has used and expects to continue to use its cash available from operations to finance its losses from operations and any new temporary or permanent store expansion. At the Company's current level of operations, its permanent stores are not generating sufficient cash flow to support its current corporate overhead expense, and the Company anticipates operating at a net loss for fiscal 1996. If the Company's cash flow proves insufficient to fund operations, the cash available to the Company would not satisfy its contemplated cash requirements for the opening of new temporary stores and may impair the Company's ability to purchase optimal levels of inventories for the 1996 Christmas selling season, without modification to its existing plan. In that event, the Company would be required to seek additional financing and/or revise its plans, including making significant reductions in operating costs and potentially reducing the levels of seasonal inventories. The Company intends to review its present cost structure with a view toward making such changes as management determines may be necessary in order to make it consistent with the Company's current and reasonably foreseeable levels of activity. The Company will monitor its performance to determine which actions may be required to be implemented.

The Company has no current arrangements with respect to, or sources of, additional financing, and it cannot be anticipated that any of the officers, directors or stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

SEASONALITY AND QUARTERLY FLUCTUATIONS

As is the general pattern in the retail industry where disproportionately higher sales levels are generated during the Christmas selling season, the Company's business is, and is expected to continue to be, highly seasonal, with a substantial portion of its revenues derived from product sales during the months of November and December. Seasonality factors may cause the Company's operating results to fluctuate significantly from quarter to quarter. If for any reason the Company's sales were substantially below those normally expected in the fourth quarter of any fiscal year, the Company's operating results for such fiscal year would be materially adversely affected. The Company's results of operations may also fluctuate significantly from quarter to quarter as a result of a number of other factors, including the timing of new store openings (and expenses incurred in connection therewith) by either the Company or its competitors, the marketing activities of its competitors and the emergence of new market entrants.

TAX LOSS CARRYFORWARDS

The Company's status as an S Corporation terminated upon the consummation of the Offering. Any pro-rata net operating losses incurred by the Company prior to such termination are not available to offset future taxable income of the Company.


EFFECTS OF INFLATION

Inflation has not had a material effect on the Company's operations. The Company anticipates that it will be able to diminish the effects of inflationary cost increases by increasing its prices.


                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
              11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

              27    Financial Data Schedule (For SEC Use Only)

(b) Reports on Form 8-K

                    The following Current Report on Form 8-K regarding the resignation of Edward J. Munley, the Company's former President, was filed by the Company:

                        1)  April 12, 1996 - Resignation of the Company's
                                             President and Chief Executive
                                             Officer.

                                   Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             What A World!, Inc.

Date:  June 17, 1996                    By:  /s/ David F. Miller
                                             -----------------------------
                                             David F. Miller
                                             President
                                             (Principal Executive Officer)



Date:  June 17, 1996                    By:  /s/ Anthony G. Bruno
                                             -----------------------------
                                             Anthony G. Bruno
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)