Form 10QSB
period 1996-08-03
WHAT A WORLD INC/DE/
filed 1996-09-17
CIK 931073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended: August 3, 1996

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period______________________to___________________________


Commission File Number: 0-25002


                              WHAT A WORLD !, INC.
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



                                        N/A
- ------------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 16, 1996, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.


Transitional Small Business Disclosure Format (check one):  [  ]  Yes   [ X ] No

                              WHAT A WORLD!, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                               PAGE
- ------------------------------                                               ----
Item 1.  Financial Statements (Unaudited):
Condensed Balance Sheets - February 3, 1996 and August 3, 1996............    3

Condensed Statements of Operations for the Thirteen Weeks Ended
 July 29,1995 and August 3, 1996 and the Twenty Six Weeks Ended
  July 29, 1995 and August 3,1996.........................................    4

Condensed Statements of Cash Flows for the Twenty Six Weeks Ended
 July 29, 1995 and August 3, 1996.........................................    5

Notes to Condensed Financial Statements...................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................    7


PART II.  OTHER INFORMATION
- ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.............   10

Item 5.   Other Information...............................................   10

Item 6.   Exhibits and Reports on Form 8-K................................   11


SIGNATURES................................................................   12


                              WHAT A WORLD!, INC.


                            CONDENSED BALANCE SHEETS




                                                                   February 3,   August 3,
                    ASSETS                                            1996          1996
                    ------                                         -----------   ---------
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $1,386,998   $   346,608
  Certificate of deposit                                              100,000       100,000
  Construction allowance receivable                                   267,000             0
  Inventories                                                         978,229     1,144,959
  Prepaid expenses and other current assets                           179,829       130,904
                                                                   ----------   -----------
                   Total current assets                             2,912,056     1,722,471

PROPERTY AND EQUIPMENT, net                                         2,653,755     2,495,675



OTHER ASSETS                                                           25,093        31,930
                                                                   ----------   -----------
                   Total assets                                    $5,590,904   $ 4,250,076
                                                                   ==========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $1,033,907       495,208
  Current maturities of capital lease obligations                      64,999        65,189
                                                                   ----------   -----------
                   Total current liabilities                        1,098,906       560,397
DEFERRED RENT                                                         644,173       721,285

CAPITAL LEASE OBLIGATIONS                                             156,614       123,194

STOCKHOLDERS' EQUITY:
  Common stock                                                         21,181        21,181
  Additional paid-in capital                                        4,538,782     4,538,782
  Accumulated deficit                                                (868,752)   (1,714,763)
                                                                   ----------   -----------
                   Total stockholders' equity                       3,691,211     2,845,200
                                                                   ----------   -----------
                   Total liabilities and stockholders' equity      $5,590,904   $ 4,250,076
                                                                   ==========   ===========

      The accompanying notes are an integral part of these balance sheets.

                              WHAT A WORLD!, INC.


                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                  13 Weeks Ended                 26 Weeks Ended
                           July 29, 1995  August 3, 1996  July 29, 1995  August 3, 1996
                           -------------  --------------  -------------  --------------


NET SALES                    $  641,356      $1,318,009     $1,292,223      $2,521,133

COST OF SALES                   329,068         685,673        665,513       1,309,639
                             ----------      ----------     ----------      ----------
GROSS PROFIT                    312,288         632,336        626,710       1,211,494

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES     610,394         989,122      1,249,346       2,067,326
                             ----------      ----------     ----------      ----------
LOSS FROM OPERATIONS           (298,106)       (356,786)      (622,636)       (855,832)

INTEREST AND OTHER INCOME        39,878          10,722         83,578          23,051

INTEREST EXPENSE                 (5,959)         (6,937)       (12,345)        (13,230)
                             ----------      ----------     ----------      ----------
                                 33,919           3,785         71,233           9,821
                             ----------      ----------     ----------      ----------

NET LOSS                     $ (264,187)     $ (353,001)    $ (551,403)     $ (846,011)
                             ==========      ==========     ==========      ==========

NET LOSS PER WEIGHTED
    AVERAGE COMMON AND
    COMMON EQUIVALENT SHARE  $     (.12)     $    (.17)     $     (.26)     $     (.40)
                             ==========      ==========     ==========      ==========
WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING            2,118,125       2,118,125      2,118,125       2,118,125


        The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      26 Weeks Ended
                                                                              July 29,1995   August 3 , 1996
                                                                              ------------   ---------------
OPERATING ACTIVITIES:
  Net loss                                                                    $ (551,403)      $ (846,011)
  Adjustments to reconcile net loss to net cash and
    cash equivalents used in operating activities-
        Depreciation and amortization                                                             170,239
        Loss on Sale of Equipment                                                 81,948            4,114
        Changes in operating assets and liabilities-
           Decrease in construction allowance
              receivable                                                          40,000          267,000
           Decrease (increase) in inventories                                     96,823         (166,730)
           (Increase) decrease in prepaid expenses and
              other current assets                                               (38,714)          48,925
           Increase in other assets                                               (1,237)          (6,837)
           Decrease in accounts payable and
              accrued expenses                                                  (117,603)        (538,699)
           Increase in deferred rent                                              20,263           77,112
                                                                              ----------       ----------
              Net cash  and cash equivalents used in
                  operating activities                                          (469,923)        (990,887)

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                             (32,173)
  Proceeds from Sale of Equipment                                                (12,705)          15,900
              Net cash and cash equivalents
                  used in investing activities                                   (12,705)         (16,273)

                                                                              ----------       ----------
FINANCING ACTIVITIES:
Payments made on capital lease obligations                                       (21,806)         (33,230)
                                                                              ----------       ----------
              Net cash and cash equivalents used
                  in financing activities                                        (21,806)         (33,230)
                                                                              ----------       ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                              (504,434)      (1,040,390)

CASH AND CASH EQUIVALENTS, beginning of period                                 2,952,129        1,386,998
                                                                              ----------       ----------

CASH AND CASH EQUIVALENTS, end of period                                      $2,447,695       $  346,608
                                                                              ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

     Cash paid during the period for interest                                 $   11,991       $   13,230

        The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.


              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 August 3, 1996



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

2.   1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and Stockholders, effective May 21,1996, the 1994 Stock Option Plan (Stock Option Plan) was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment, accordingly, results in a total of 560,000 shares of common stock available to grant under the Stock Option Plan.

During the quarter ended August 3, 1996, the Company granted 230,000 options to certain officers and employees at an exercise price of $1.68 per share under the Stock Option Plan. The Company also granted 70,000 options to certain officers and employees and a consultant on August 26, 1996, at an exercise price of $1.00 per share under the Stock Option Plan. The options are exercisable in accordance with a specified schedule in the Stock Option Agreements that begins at the date of grant and ends ten years from such date. The Company recognized no compensation expense for these options.

As of August 3, 1996, 450,000 options were outstanding under the Stock Option Plan.

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

The Company operated six permanent stores at July 29, 1995 as compared to twelve permanent stores at August 3, 1996.


This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, the success of the Company's efforts to modify its product assortment, the Company's ability to improve its merchandise presentation, the Company's development of the temporary store concept during the Christmas selling season, the timely introduction of new products, the modification of the Company's cost structure and the seasonal impact of the Company's business.


RESULTS OF OPERATIONS


Net sales for the 13 weeks ended August 3, 1996 (the "Second Quarter of Fiscal 1996") increased by approximately $677,000 over net sales for the comparable 13 weeks ended July 29, 1995 (the "Second Quarter of Fiscal 1995"). Net sales also increased by $1,229,000 for the 26 weeks ended August 3, 1996 over the 26 weeks ended July 29, 1995. The increases are principally a result of additional sales from six stores opened after the Second Quarter of Fiscal 1995.

Comparable store sales (sales of stores opened for the same months during the comparable period in the prior year) decreased 10.9% in the Second Quarter of Fiscal 1996 and decreased 14.1% in the first 26 weeks of fiscal 1996. The Company has been adjusting its product assortment to respond to the increased competition and the changing demands of its customers. Management has taken steps to improve its merchandise mix, which has resulted in improved sales trends. Merchandising efforts to increase the sale of key products will continue through more attractive in-store presentations. Management will continue to implement further modifications to the product assortment which will include the introduction of new products and the continued focus on top selling items; however, there can be no assurance that these actions or any further actions will positively impact sales or profitability.

Gross Profit for the Second Quarter of Fiscal 1996 was approximately $632,000 or 48.0% of net sales, compared with approximately $312,000 or 48.7% of net sales for the Second Quarter of Fiscal 1995. Gross Profit for the first 26 weeks of fiscal 1996 was approximately $1,211,000, or 48.1% of net sales, as compared to approximately $627,000, or 48.5% of net sales in the first 26 weeks of fiscal 1995. The decrease in gross profit as a percentage of net sales was principally a result of markdowns which were taken during the Second Quarter of Fiscal 1996 and the first 26 weeks of fiscal 1996 in an effort to refine the product assortment.

Comparable store gross profit (gross profit of stores opened for the same months during the comparable period in the prior year) for the Second Quarter of Fiscal 1996 decreased approximately $43,000 to approximately $269,000, or 47.1% of net sales, from approximately $312,000, or 48.7% of net sales, in the Second Quarter of Fiscal 1995. Comparable store gross profit for the first 26 weeks of fiscal 1996 decreased approximately $107,000 to approximately $520,000, or 46.8% of net sales, from approximately $627,000, or 48.5% of net sales, in the comparable 26 weeks of fiscal 1995. The decrease in comparable store gross profit as a percentage of sales has resulted primarily from inventory markdowns.

Selling, general and administrative expenses ("SG&A") increased to approximately $989,000 in the Second Quarter of Fiscal 1996 and to approximately $2,067,000 from approximately $610,000 and $1,249,000 for the Second Quarter of Fiscal 1995 and the first 26 weeks of fiscal 1995, respectively. The primary components of SG&A are store occupancy costs (which include rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The increase in SG&A was, for the most part, the result of increases in store operating expenses, including store personnel compensation and occupancy costs associated with additional permanent store openings. Included in the $989,000 of SG&A for the Second Quarter of Fiscal 1996 was approximately $186,000 of corporate overhead expenses as compared to $228,000 of corporate overhead expense incurred in the Second Quarter of Fiscal 1995. The decrease in corporate overhead is a result of management's efforts to reduce costs. In an effort to increase sales volume while adding minimal additional SG&A throughout the fiscal year, and in order to capitalize on the seasonal nature of the Company's business, the Company plans to operate 10-12 seasonal stores during the 1996 Christmas selling season.

Interest and other income for the Second Quarter of Fiscal 1996 and in the first 26 weeks of fiscal 1996 was approximately $11,000 and $23,000, respectively as compared to approximately $40,000 and $84,000 from comparable periods in 1995. The decreases are primarily as a result of reduced levels of cash equivalents due to new store openings.

Interest expense for the Second Quarter of Fiscal 1996 and in the first 26 weeks of fiscal 1996 was approximately $7,000 and $13,000 respectively as compared to approximately $6,000 and $12,000 from comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are anticipated to be for merchandise inventory purchases and to fund its ongoing operations, including its temporary store operation and any new permanent store openings.

The Company had working capital of approximately $1.1 million and $1.8 million
at August 3, 1996 and February 3, 1996, respectively.   In order to fund its
capital and operating requirements, the Company has in the past been primarily dependent on cash proceeds received from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, the Company was dependent primarily on cash proceeds from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and on loans from others.

On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., also a member of the Company's Board of Directors, entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of approximately 10 to 12 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum (the "Working Capital Commitment"). All amounts outstanding under the Working Capital Commitment will be due and payable, together with accrued interest thereon, on January 3, 1997 and such loans are secured by a first priority lein on substantially all of the assets of the Company. To date no funds have been drawn under the Working Capital Commitment. As partial consideration for the Working Capital Commitment, the Company granted to the lenders options to purchase an aggregate of 200,000 shares at an exercise price of $1.00, exercisable until August 31, 2001.
In connection with the Working Capital Commitment, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

During the first 26 weeks of fiscal 1996, cash decreased by approximately $1,040,000 to approximately $347,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $991,000. The Company repaid approximately $33,000 in indebtedness during the period.

During the first 26 weeks of fiscal 1995, cash decreased by approximately $504,000 to approximately $2,448,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $470,000. The Company repaid approximately $22,000 in indebtedness during the period.

Except as contemplated above, the Company currently does not maintain any lines of credit or cash borrowings to finance its capital requirements. The Company maintains a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expires in December 1996, at which time it will be considered for renewal.

During the first 26 weeks of fiscal 1996, the Company's inventories increased by approximately $167,000 to approximately $1,145,000 from approximately $978,000 at February 3, 1996. The increase is primarily a result of the Company adjusting inventory quantities to levels which management believes will improve sales volume. During the first 26 weeks of fiscal 1995, the Company's inventories decreased by approximately $97,000 to approximately $549,000 from approximately $645,000 at January 28, 1995. The decrease was primarily a result of the Company modifying inventory quantities to appropriate seasonal levels. The most significant inventory needs are expected to be in November/December. Primarily all of the Company's merchandise purchases are initially financed by trade credit and the Company generally pays for its inventory 30-45 days after receipt. Accordingly, the Company's most significant cash needs in payment for inventory purchases are expected to be in December/January.

In light of the Company's experience during the 1995 Christmas selling season, which included the operation of three temporary stores, and in order to capitalize on the seasonal nature of the Company's business, the Company's plan of expansion will focus on the increased utilization of temporary stores during the Christmas selling season. The Company plans to operate 10 to 12 temporary stores during the 1996 Christmas selling season. The average expected cost associated with the opening of a temporary store is approximately $15,000 (excluding inventory), which primarily includes the costs of fixtures, cash register equipment and licensing and permitting. Expected inventory to open such temporary stores is approximately $60,000 per store which will primarily be financed through trade credit, although there can be no assurance that start-up costs associated with the temporary stores will not be in excess of the Company's estimates. Management intends to closely monitor the results of operations from the temporary stores during the 1996 Christmas selling season and further consider an increased expansion of its temporary store program for future Christmas selling seasons. However, if permanent locations are identified which meet the Company's criteria and complement the Company's expansion plan, the Company may open additional permanent stores. The cost of leasehold improvements and fixtures for a typical permanent store (net of landlord allowances) is approximately $180,000. Total initial inventory cost per permanent store is approximately $90,000.

The Company expects to continue to use its cash available from operations and the proceeds from the Working Capital Commitment to finance its losses from operations and any new temporary or permanent store expansion. At the Company's current level of operations, its permanent stores are not generating sufficient cash flow to support its current corporate overhead expense, and the Company anticipates operating at a net loss for fiscal 1996.

Except as noted above, the Company has no current arrangements with respect to, or sources of, additional financing, and it cannot be anticipated that any of the officers, directors or stockholders will provide any additional portion of the Company's future financing requirements. Following the expiration of the Working Capital Commitment on January 3, 1997, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

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


                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on May 21, 1996, pursuant to notice, at which Messrs. David B. Cornstein, David F. Miller, Edward J. Munley, James Martin Kaplan and Hugh H. Jones, Jr. were re-elected directors of the Company to serve until their respective successors are duly elected and qualified.

In addition, a proposal was approved by the Stockholders of the Company at the Annual Meeting to amend the 1994 Stock Option Plan to increase the number of shares of Common Stock of the Company subject to options thereunder from 260,000 to 560,000 shares. Options under said plan are available for grant to employees (including officers), directors, consultants and other persons who perform substantial services for or on behalf of the Company. The proposal was approved by the affirmative vote of the holders of 1,059,159 shares of the Company's Common Stock; the holders of 73,500 shares of the Company's Common Stock voted against the proposal.

ITEM 5. OTHER INFORMATION

Pursuant to the requirements of Nasdaq, to be eligible for continued listing on the Nasdaq Small Cap Market, the Common Stock must maintain a minimum bid price of $1.00 per share or, as an alternative if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of public float of at least $1,000,000. (According to Nasdaq, the foregoing alternative listing criteria is under review and it is probable that such alternative requirement will be eliminated.) On July 9, 1996, the Company was notified by Nasdaq that the Company's Common Stock failed to maintain a closing bid price greater than or equal to $1.00 during a period of ten consecutive trade dates prior to the date of the notice, and that the public float alternative requirement has also not been met. If the Company is unable to demonstrate, on or before the 90-day period ended October 8, 1996, compliance with either requirement, it must submit by that date its proposal for achieving compliance. Should the Company fail to submit the necessary information in the time frame set forth by Nasdaq or if the submission is deemed to not warrant continued listing, Nasdaq will issue a formal notice of deficiency which will specify the delisting date for the Company's securities. In such event, trading, if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or obtain accurate quotations as to the market value of, the Company's securities. Delisting of the Company's securities may result in lower prices for the Company's securities than might otherwise prevail. The Company received a similar notice from Nasdaq on April 29, 1996 and met the requirement relating to the minimum bid price per share.

In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock market transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these type of transactions, the broker dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities which could severely limit the market liquidity of the Company's securities, the ability of security holders to sell the Company's securities in the secondary market and the Company's ability to obtain additional financing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     10.1 Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr., and David
          F. Miller.

     10.2 Form of Warrant and Registration Agreement dated as of August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr., and David
          F. Miller.

     10.3 Security Agreement dated as of August 28, 1996 in respect of Seasonal Secured Revolving Notes.

     11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

     27   Financial Data Schedule (For SEC Use Only)

(b) Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the thirteen weeks ended August 3, 1996.

                                   Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 What A World!, Inc.



Date: September 17, 1996                   By:  /s/ David F. Miller
      ------------------                        ----------------------------
                                                David F. Miller
                                                President
                                                (Principal Executive Officer)



Date: September 17, 1996                    By:  /s/ Brian S. Lappin
      -------------------                        ----------------------------
                                                 Brian S. Lappin
                                                 Vice President of Finance
                                                 (Principal Financial and
                                                 Accounting Officer)