Form 10QSB
period 1996-11-02
WHAT A WORLD INC/DE/
filed 1996-12-17
CIK 931073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   November 2, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ________________________to__________________________


Commission File Number:     0-25002


                              WHAT A WORLD !, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Delaware                             59-3200879
        (State or Other Jurisdiction                  (I.R.S. Employer
      of Incorporation or Organization)             Identification Number)



           10901-B Roosevelt Boulevard
                   Suite 100
             St. Petersburg, Florida                         33716
        (Address of Principal Executive Offices)           (Zip Code)

                   Issuer's Telephone Number:  (813) 577-9366



                                      N/A
--------------------------------------------------------------------------------
            (Former Name, Former Address, and Former Fiscal Year,
                        if Changed Since Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 16, 1996, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): [ __] Yes    [ X ] No

                              WHAT A WORLD!, INC.

                                     INDEX


                                                                                                                   PAGE
                                                                                                                   ----
              PART I.  FINANCIAL INFORMATION
              ------------------------------

              Item 1.  Financial Statements (Unaudited):

               Condensed Balance Sheets - February 3, 1996 and November 2, 1996 . . . . . . . . . . . . . . . . .     3

               Condensed Statements of Operations for the Thirteen Weeks Ended
                    October 28, 1995 and November 2, 1996 and the Thirty Nine Weeks Ended
                    October 28, 1995 and November 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

               Condensed Statements of Cash Flows for the Thirty Nine Weeks Ended
                    October 28, 1995 and November 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

               Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

              Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8


              PART II.  OTHER INFORMATION
              ---------------------------

              Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

              Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


              SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                              WHAT A WORLD!, INC.


                            CONDENSED BALANCE SHEETS



                                                                                  February 3,       November 2,
                                                                                     1996              1996
                                                                                  -----------       -----------
                                                                                                    (Unaudited)
                                              ASSETS
                                              ------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $1,386,998        $    215,515
     Certificate of deposit                                                          100,000             100,000
     Construction allowance receivable                                               267,000                   0
     Inventories                                                                     978,229           2,191,369
     Prepaid expenses and other current assets                                       179,829             165,068
                                                                                  ----------         -----------
                      Total current assets                                         2,912,056           2,671,952

PROPERTY AND EQUIPMENT, net                                                        2,653,755           2,519,176


OTHER ASSETS                                                                          25,093              32,285
                                                                                  ----------         -----------
                      Total assets                                                $5,590,904         $ 5,224,413
                                                                                  ==========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                        $1,033,907           1,652,612
     Current maturities of capital lease obligations                                  64,999              65,902
     Notes payable to stockholders                                                                       300,000
                                                                                  ----------         -----------
                      Total current liabilities                                    1,098,906           2,018,514

DEFERRED RENT                                                                        644,173             727,254

CAPITAL LEASE OBLIGATIONS                                                            156,614             107,178

STOCKHOLDERS' EQUITY:
     Common stock                                                                     21,181              21,181
     Additional paid-in capital                                                    4,538,782           4,538,782
     Accumulated deficit                                                            (868,752)         (2,188,496)
                                                                                  ----------         -----------
                      Total stockholders' equity                                   3,691,211           2,371,467
                                                                                  ----------         -----------
                      Total liabilities and stockholders' equity                  $5,590,904         $ 5,224,413
                                                                                  ==========         ===========

      The accompanying notes are an integral part of these balance sheets.

                              WHAT A WORLD!, INC.


                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    13 Weeks Ended                      39 Weeks Ended
                                            October 28,       November 2,         October 28,     November 2,
                                                1995              1996                1995           1996
                                            -----------       ------------    -------------    ----------------
NET SALES                                    $  653,335       $  1,274,978      $  1,945,558      $  3,796,111

COST OF SALES                                   330,755            678,655           996,268         1,988,294
                                             ----------       ------------      ------------      ------------
GROSS PROFIT                                    322,580            596,323           949,290         1,807,817

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                   647,145          1,066,314         1,896,491         3,133,640
                                             ----------       ------------      ------------      ------------

LOSS FROM OPERATIONS                           (324,565)          (469,991)         (947,201)       (1,325,823)

INTEREST AND OTHER INCOME                        34,645              5,680           118,223            28,731

INTEREST EXPENSE                                 (5,413)            (9,422)          (17,758)          (22,652)
                                             ----------       ------------      ------------      ------------
                                                 29,232             (3,742)          100,465             6,079
                                             ----------       ------------      ------------      ------------

NET LOSS                                     $ (295,333)      $   (473,733)     $   (846,736)     $ (1,319,744)
                                             ==========       ============      ============      ============
NET LOSS PER WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT SHARE             $     (.14)      $       (.22)     $       (.40)     $       (.62)
                                             ==========       ============      ============      ============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING            2,118,125          2,118,125         2,118,125         2,118,125

        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      39 Weeks Ended
                                                             October 28,        November 2,
                                                                 1995              1996
                                                             -----------        -----------
OPERATING ACTIVITIES:
   Net loss                                                 $  (846,736)       $(1,319,744)
   Adjustments to reconcile net loss to net cash and
         cash equivalents used in operating
         activities-
             Depreciation and amortization                      125,059            256,032
             Loss on sale of equipment                                -              4,114
             Changes in operating assets and
             liabilities-
                 (Increase) decrease in construction
                      allowance receivable                       (9,220)           267,000
                 Increase in inventories                       (399,028)        (1,213,140)
                 (Increase) decrease in prepaid
                      expenses and other current assets         (60,153)            14,761
                 Increase in other assets                       (41,754)            (8,192)
                 Increase in accounts payable and
                      accrued expenses                          353,100            618,705
                 Increase in deferred rent                      110,174             83,081
                                                            -----------        -----------
                      Net cash and cash equivalents
                          used in operating activities         (768,558)        (1,297,383)

INVESTING ACTIVITIES:
   Purchases of property and equipment                         (758,320)          (141,467)
   Proceeds from sale of equipment                                    -             15,900
                                                            -----------        -----------
                      Net cash and cash equivalents
                          used in investing activities         (758,320)          (125,567)

FINANCING ACTIVITIES:
   Proceeds from notes payable to stockholders                        -            300,000
   Payments made on capital lease obligations                   (33,959)           (48,533)
                                                            -----------        -----------
                      Net cash and cash equivalents
                          (used in) provided by financing
                          activities                            (33,959)           251,467
                                                            -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,560,837)        (1,171,483)

CASH AND CASH EQUIVALENTS, beginning of period                2,952,129          1,386,998
                                                            -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 1,391,292        $   215,515
                                                            ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest           $    17,146        $    19,652



        The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.


              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                November 2, 1996



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

Fiscal Year

The Company's Fiscal Year ends on the Saturday closest to January 31.

Net Loss per Weighted Average Common and Common Equivalent Share

Net loss per weighted average common and common equivalent share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are not considered because they are antidilutive for all periods presented.

2.    1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and Stockholders, effective May 21, 1996, the 1994 Stock Option Plan (Stock Option Plan) was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment, accordingly, results in a total of 560,000 shares of common stock available to grant under the Stock Option Plan.

During the quarter ended November 2, 1996, the Company granted 70,000 options to certain officers and employees and a consultant at an exercise price of $1.00 per share under the Stock Option Plan. The options are exercisable in accordance with a specified schedule in the Stock Option Agreements that begins at the date of grant and ends ten years from such date. The Company recognized no compensation expense for these options.

As of November 2, 1996, 520,000 options were outstanding under the Stock Option Plan.

3.    NOTES PAYABLE TO STOCKHOLDERS:

On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., also a member of the Company's Board of Directors, (collectively, the "lenders") entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum (the "Working Capital Commitment"). All amounts outstanding under the Working Capital Commitment will be due and payable, together with accrued interest thereon, on January 3, 1997 and such loans are secured by a first priority lien on substantially all of the assets of the company. As of November 2, 1996, $300,000 had been drawn under the Working Capital Commitment, and as of December 16, 1996, $500,000 has been drawn under the Working Capital Commitment. As partial consideration for the Working Capital Commitment, the Company granted to the lenders options to purchase an aggregate of 200,000 shares at an exercise price of $1.00, exercisable until August 31, 2001. In connection with the Working Capital Commitment, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was organized in July 1993 and opened its first permanent store in August 1993. Eight of the Company's twelve permanent stores have been in operation for over one year and the other four permanent stores were opened in November 1995 and December 1995. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

The Company operated eight permanent stores at October 28,1995 as compared to twelve permanent stores at November 2, 1996. In addition, the Company was not operating any temporary stores at October 28, 1995 as compared to eight temporary stores at November 2, 1996.


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


RESULTS OF OPERATIONS


Net sales for the 13 weeks ended November 2, 1996 (the "Third Quarter of Fiscal 1996") increased by approximately $622,000 over net sales for the comparable 13 weeks ended October 28, 1995 (the "Third Quarter of Fiscal 1995"). Net sales also increased by $1,851,000 for the 39 weeks ended November 2, 1996 over the 39 weeks ended October 28, 1995. The increases are principally a result of additional sales from four permanent stores opened after the Third Quarter of Fiscal 1995 and the operation of twelve permanent stores for the full 39 week period ended November 2, 1996.

Comparable store sales (sales of stores opened during the same months during the comparable period in the prior year) decreased 1.0% in the Third Quarter of Fiscal 1996 and decreased 9.7% in the first 39 weeks of fiscal 1996. The comparable store sales analysis for stores opened during fiscal 1995 includes less days of operation during the initial month of operation as compared to the comparable month in fiscal 1996. During the Second and Third Quarter of Fiscal 1996, the Company has adjusted its product assortment to respond to increased competition and the changing demands of its customers. Management has taken steps to improve its merchandise mix and increase inventory levels on key items, which has resulted in improved sales trends during the Third Quarter of Fiscal 1996. Merchandising efforts to increase the sale of key products will continue through more attractive in-store presentations. Management will continue to implement further modifications to the product assortment which will include the introduction of new products and the continued focus on top selling items; however, there can be no assurance that these actions or any further actions will positively impact sales or profitability.

Gross Profit for the Third Quarter of Fiscal 1996 was approximately $596,000 or 46.8% of net sales, compared with approximately $323,000 or 49.4% of net sales for the Third Quarter of Fiscal 1995. Gross Profit for the first 39 weeks of fiscal 1996 was approximately $1,808,000, or 47.6% of net sales, as compared to approximately $949,000, or 48.8% of net sales in the first 39 weeks of fiscal 1995. The decrease in gross profit as a percentage of net sales was principally a result of markdowns which were taken during the Third Quarter of Fiscal 1996 and the first 39 weeks of fiscal 1996 in an effort to refine the product assortment. In addition, the gross profit has been negatively impacted as a result of the Company incurring higher freight cost included within the cost of sales as the Company increased the amount of vendor shipments directly to its stores. The change was made in order to minimize lead time on product shipments and reduce the internal handling charges associated with using the Company's central distribution center.

Comparable store gross profit (gross profit of stores opened during the same months during the comparable period in the prior year) for the Third Quarter of Fiscal 1996 decreased approximately $26,000 to approximately $297,000, or 45.9% of net sales, from approximately $323,000, or 49.4% of net sales, in the Third Quarter of Fiscal 1995. Comparable store gross profit for the first 39 weeks of fiscal 1996 decreased approximately $131,000 to approximately $818,000, or 46.5% of net sales, from approximately $949,000, or 48.8% of net sales, in the comparable 39 weeks of fiscal 1995. The comparable store gross profit analysis for stores opened during fiscal 1995 includes less days of operation during the initial month of operation as compared to the comparable month in fiscal 1996. The decrease in comparable store gross profit as a percentage of sales has resulted primarily from inventory markdowns and the increased freight costs as mentioned above.

Selling, general and administrative expenses ("SG&A") increased to approximately $1,066,000 in the Third Quarter of Fiscal 1996 and to approximately $3,134,000 for the first 39 weeks of fiscal 1996 from approximately $647,000 and $1,896,000 for the Third Quarter of Fiscal 1995 and the first 39 weeks of fiscal 1995, respectively. The primary components of SG&A are store occupancy costs (which include rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The increase in SG&A was, for the most part, the result of increases in store operating expenses, including store personnel compensation and occupancy costs associated with additional permanent store openings. Included in the $1,066,000 of SG&A for the Third Quarter of Fiscal 1996 was approximately $210,000 of corporate overhead expenses as compared to $226,000 of corporate overhead expense incurred in the Third Quarter of Fiscal 1995. The decrease in corporate overhead is a result of management's efforts to reduce costs. In an effort to increase sales volume while adding minimal additional SG&A throughout the fiscal year, and in order to capitalize on the seasonal nature of the Company's business, the Company plans to operate 13 seasonal stores during the 1996 Christmas selling season.

Interest and other income for the Third Quarter of Fiscal 1996 and in the first 39 weeks of fiscal 1996 was approximately $6,000 and $29,000, respectively, as compared to approximately $35,000 and $118,000 from comparable periods in 1995. The decreases are primarily a result of reduced levels of cash due to new store openings.

Interest expense for the Third Quarter of Fiscal 1996 and in the first 39 weeks of fiscal 1996 was approximately $9,000 and $23,000, respectively, as compared to approximately $5,000 and $18,000 from comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are anticipated to be for merchandise inventory purchases and to fund its ongoing operations, including its temporary store operation and any new permanent store openings.

The Company had working capital of approximately $653,000 and $1.8 million at November 2, 1996 and February 3, 1996, respectively. In order to fund its capital and operating requirements, the Company has in the past been primarily dependent on cash proceeds received from loans from certain members of the Board of Directors, cash proceeds received from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, the Company was dependent primarily on cash proceeds from sales of equity securities to David
B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and on loans from others.

On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., also a member of the Company's Board of Directors, (collectively, the "lenders") entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum (the "Working Capital Commitment"). All amounts outstanding under the Working Capital Commitment will be due and payable, together with accrued interest thereon, on January 3, 1997 and such loans are secured by a first priority lien on substantially all of the assets of the company. As of November 2, 1996, $300,000 had been drawn under the Working Capital Commitment, and as of December 16, 1996, $500,000 has been drawn under the Working Capital Commitment. As partial consideration for the Working Capital Commitment, the Company granted to the lenders options to purchase an aggregate of 200,000 shares at an exercise price of $1.00, exercisable until August 31, 2001. In connection with the Working Capital Commitment, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

During the first 39 weeks of fiscal 1996, cash decreased by approximately $1,171,000 to approximately $216,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $1,297,000. The Company repaid approximately $49,000 in capital lease obligations during the period.

During the first 39 weeks of fiscal 1995, cash decreased by approximately $1,561,000 to approximately $1,391,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $769,000. The Company repaid approximately $34,000 in capital lease obligations during the period.

Except as stated above, the Company currently does not maintain any lines of credit or cash borrowings to finance its capital requirements. The Company maintains a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expires in December 1997, at which time it will be considered for renewal.

During the first 39 weeks of fiscal 1996, the Company's inventories increased by approximately $1,213,000 to approximately $2,191,000 from approximately $978,000 at February 3, 1996. The increase is primarily a result of the Company adjusting inventory quantities to levels which management believes will improve sales volume and the purchase of initial inventory for several seasonal locations. During the first 39 weeks of fiscal 1995, the Company's inventories increased by approximately $399,000 to approximately $1,044,000 from approximately $645,000 at January 28, 1995. The increase was primarily a result of the Company modifying inventory quantities to appropriate seasonal levels. The most significant inventory needs are expected to be in November/December. Primarily all of the Company's merchandise purchases are initially financed by trade credit and the Company generally pays for its inventory 30-45 days after receipt. Accordingly, the Company's most significant cash needs in payment for inventory purchases are expected to be in December/January.

In light of the Company's experience during the 1995 Christmas selling season, which included the operation of three temporary stores, and in order to capitalize on the seasonal nature of the Company's business, the Company's plan of expansion is expected to continue to focus on the increased utilization of temporary stores during the Christmas selling season. The Company is operating 13 temporary stores during the 1996 Christmas selling season. The average cost associated with the opening of a temporary store is approximately $15,000 (excluding inventory), which primarily includes the costs of fixtures, cash register equipment and licensing and permitting. Inventory required to open such temporary stores is approximately $60,000 per store which was primarily financed through trade credit. Management intends to closely monitor the results of operations from the temporary stores during the 1996 Christmas selling season and further consider an increased expansion of its temporary store program for future Christmas selling seasons. However, if permanent locations are identified which meet the Company's criteria and complement the Company's expansion plan, the Company may open additional permanent stores.
The cost of leasehold improvements and fixtures for a typical permanent store (net of landlord allowances) is approximately $180,000. Total initial inventory cost per permanent store is approximately $90,000.

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


                          PART II.  OTHER INFORMATION



ITEM 5. OTHER INFORMATION

Pursuant to the present requirements of Nasdaq, to be eligible for continued listing on the Nasdaq Small Cap Market, the Common Stock must maintain a minimum bid price of $1.00 per share or, as an alternative if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of public float of at least $1,000,000. Nasdaq has recently proposed changes to make its listing criteria more stringent and, if passed in the proposed form, it will be difficult for the Company to meet such listing criteria. The proposal would, among other things, eliminate the foregoing alternative listing criteria. On October 24, 1996, the Company was notified by Nasdaq that the Company's Common Stock failed to maintain a closing bid price greater than or equal to $1.00 during a period of ten consecutive trade dates prior to the date of the notice. The Company was provided with a ninety day calendar day period in which to regain compliance. In order to regain compliance, the Company's common stock must report a closing bid price of $1.00 or greater (or meet the alternative criteria) for a period of ten consecutive trading days and for each trading day thereafter during the ninety day period. If the Company is unable to demonstrate, on or before January 23, 1997, compliance with either the minimum $1.00 closing bid price or the alternative requirement, it must submit by that date its proposal for achieving compliance. Although the bid price of the Company's common stock exceeded the minimum $1.00 bid price for more than ten days since receiving the October 1996 notice, it has not done so on a continual basis and accordingly is not in compliance with Nasdaq criteria. Should the Company fail to submit the necessary information in the time frame set forth by Nasdaq or if the submission is deemed to not warrant continued listing, Nasdaq will issue a formal notice of deficiency which will specify the delisting date for the Company's securities. In such event, trading, if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or obtain accurate quotations as to the market value of, the Company's securities. Delisting of the Company's securities may result in lower prices for the Company's securities than might otherwise prevail. Although the Company received similar notices from Nasdaq in April 1996 and July 1996 and each time met the requirement relating to the minimum bid price per share, Nasdaq has stated in the October 1996 notice that the Company will not be afforded another ninety day period with which to regain compliance.

In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock market transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these type of transactions, the broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities which could severely limit the market liquidity of the Company's securities, the ability of security holders to sell the Company's securities in the secondary market and the Company's ability to obtain additional financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

           27      Financial Data Schedule

(b)      Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the thirteen weeks ended November 2, 1996.

                                   Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      What A World!, Inc.



Date:      December 16, 1996          By:     /s/ David F. Miller
                                          ------------------------------------
                                              David F. Miller
                                              President
                                              (Principal Executive Officer)




Date:      December 16, 1996          By:     /s/ Brian S. Lappin
                                          ------------------------------------
                                              Brian S. Lappin
                                              Vice President of Finance
                                              (Principal Financial and
                                              Accounting Officer)