Form 10KSB
period 1997-02-01
WHAT A WORLD INC/DE/
filed 1997-05-16
CIK 931073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended February 1, 1997

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the transition period ____________to____________

       Commission File Number 0-25002
                               WHAT A WORLD!, INC.
           (Name of small business issuer as specified in its charter)
         Delaware                                            59-3200879
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                     10901-B Roosevelt Boulevard, Suite 100
                          St. Petersburg, Florida                     33716
                    (Address of principal executive offices)        (Zip Code)
                    Issuer's telephone number: (813) 577-9366

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Registered:     Common Stock, par value $.01:
                                    Redeemable Warrants, each to purchase
                                    one share of Common Stock

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

          Issuer's revenues for its most recent fiscal year: $8,166,755

             The aggregate market value of the voting stock held by
                        non-affiliates of the Registrant
    (based on the last reported sale price of the stock as of May 15, 1997)
                           was approximately $119,751

       The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 15, 1997 was 2,118,125

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                               WHAT A WORLD!, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                                     for the
                       FISCAL YEAR ENDED FEBRUARY 1, 1997

                                TABLE OF CONTENTS

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                                    3
         ITEM 2.  DESCRIPTION OF PROPERTIES                                 14
         ITEM 3.  LEGAL PROCEEDINGS                                         15
         ITEM 4.  SUBMISSION OF MATTERS TO A SPECIAL MEETING OF SECURITY
                  HOLDERS                                                   15

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                   15
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       17
         ITEM 7.  FINANCIAL STATEMENTS                                      20
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                       20

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT                                                       20
         ITEM 10. EXECUTIVE COMPENSATION                                    22
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND       24
                  MANAGEMENT
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            25
         ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K                    26

                                     Part I.

Item 1. DESCRIPTION OF BUSINESS

Proposed Sale to Natural Wonders, Inc.

   Summary

     In March 1997, What A World!, Inc. (the "Company" or "WAW") entered into an agreement (the "Sale Agreement") to sell substantially all the Company's operating assets (the "Sale") to Natural Wonders, Inc. (the "Buyer" or "Natural Wonders"). Pursuant to the terms of the Sale Agreement, the Buyer has agreed to pay $500,000 in cash, subject to adjustment, and to assume certain liabilities of the Company relating to the assets and business to be transferred. For a more particular description of the Sale Agreement and the assets and liabilities to be transferred to, and assumed by, the Buyer and to be retained by the Company, see "The Sale Agreement".

     Consummation of the Sale is subject to the satisfaction of a number of conditions, including obtaining the approval of the stockholders of the Company. A Special Meeting of Stockholders of the Company has been scheduled for May 22, 1997.

     CONDUCT OF BUSINESS AFTER THE SALE; USE OF PROCEEDS

     Consummation of the proposed Sale will terminate the Company's unique specialty retail business, selling nature and science products. After payment of the Company's accounts payable, the Company will have no operating business. The Company intends to look for acquisition candidates for a new business for the Company. See "Business Plan for Post Sale WAW".

     The Board will explore any opportunities which arise in the future which it believes are in the best interests of the Company's stockholders. Such opportunities include selling the stock of the Company to raise capital to make an acquisition or to merge with a privately-held company. Any such acquisition would depend on the availability of attractive acquisition candidates and the Company's ability to finance any such acquisition. The Company has not identified any acquisition candidates or the availability of financing arrangements and there can be no assurance that any acquisition will be accomplished.

     The Company plans to use the cash proceeds from the Sale to repay its debt, fund transactional expenses and pay ongoing general and administrative costs, which are anticipated to be minimal. The Company may use the remainder of the net proceeds, if any, for general corporate purposes and to seek acquisition candidates, as yet unidentified.

     The Company agreed that, during the term of the Management Agreement (as hereafter defined), it shall maintain its corporate office and distribution center and shall provide the services of two employees of the Company to dedicate a substantial portion of their business time and attention to providing services by the Company required thereunder. Thereafter, the Company will either continue in or close such facility depending upon its business requirements.

     In order to carry out the Sale Transaction, the Buyer will be licensed to use the name of the Company for a limited period.

     The Sale Agreement

     General. Pursuant to the terms of the Sale Agreement, in consideration of the transfer to the Buyer of substantially all of the operating assets of the Company ("Assets"), comprised of specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights, including store leases, other than certain excluded assets, the Buyer has agreed to pay to the Company $500,000 in cash (the "Purchase Price"), subject to adjustment, and to assume certain liabilities of the Company. The liabilities to be assumed by the Buyer ("Assumed Liabilities") include certain minimum future rental payments under the store leases, estimated by the Company to be approximately $7,863,000, as well as certain other liabilities, including common area maintenance charges and other obligations thereunder.

     The Purchase Price (subject to adjustment as described below) is payable in cash at the Closing (as hereinafter defined). On March 7, 1997, the sum of $500,000 was deposited by Buyer into escrow with Baker & McKenzie, the Buyer's legal advisors, pursuant to the terms of an escrow agreement dated as of March 7, 1997, among the Company, the Buyer and Baker & McKenzie (the "Escrow Agreement").

     The Purchase Price is subject to adjustment as follows: the Buyer has undertaken a physical inventory of certain of the Company's locations on or about March 8, 1997 (the "Buyer's Inventory"). The Buyer's Inventory shall be compared to the Company's perpetual inventory records for the select inventories dated as of March 8, 1997, as adjusted for differences from its physical inventory as of February 1, 1997. In the event that the Buyer's Inventory (as extrapolated over all of the Company's inventory maintained at all locations) is less than $700,000 (the "Minimum Inventory Amount"), any such difference shall be subtracted at the Closing from the Purchase Price. Based on the preliminary results of the Buyer's inventory, the Company believes that no such adjustment will be required.

     Pursuant to the Sale Agreement, the Buyer will pay at Closing an additional amount, of up to $25,000, to the Company equal to one-quarter of the value of all good and saleable current inventory of the Company (exclusive of all goods which are defined by the Company as permanent markdowns [approximately $80,000 in goods] which goods the Buyer shall receive at no charge) in excess of the Minimum Inventory Amount. In addition, the Buyer shall reimburse the Company for
(i) all prepaid expenses and deposits (including rent deposits for store leases) assigned to the Buyer and all cash on hand at each of the Company's retail store locations ("Leased Properties") as of the close of business on March 9, 1997.

     The closing of the Sale (the "Closing") is scheduled to occur on the first business day following the approval of the Sale by the Company's stockholders at the Meeting, or at such other place as the Buyer and the Company may agree (the "Closing Date"). The obligations of the parties to consummate the Sale are subject to certain customary conditions such as the accuracy of representations and warranties in the Sale Agreement, to the performance of the covenants set forth therein and to the absence of certain legal actions or proceedings. David
B. Cornstein, the Chairman of the Board of the Company, David F. Miller, the President and Secretary of the Company and Edward J. Munley, the former President of the Company, who collectively hold an aggregate of 54.3% of the Common Stock, have irrevocably agreed to vote in favor of the Proposal relating to the Sale.

     Assets and Liabilities to be Transferred. The Assets to be transferred to the Buyer include all good and saleable current inventory of the Company (which has a value of at least $700,000), fixed assets and tangible personal property located at the Leased Properties and the Company's warehouse (including store fixtures, furniture, lighting fixtures, and all store supplies), intangible personal property (including deposits and prepaid expenses, vendor lists, customer lists, customer files, customer records, licenses and permits susceptible of transfer under regulatory agency rules) and contract rights relating to the operation and maintenance of the Leased Properties. Excluded assets include, among other assets, cash, a certificate of deposit, a portion of the Company's inventory and other miscellaneous property including its corporate office and distribution center. See "Properties."

     Assumed Liabilities include obligations of the Company under its store leases (the "store leases"). The Buyer is assuming all liabilities under the store leases arising on or after the Closing Date, regardless of whether the Company is able to obtain the requisite consent to assignment of any one or more of the store leases. To the extent consent to assignment of a store lease cannot be obtained, the Company and the Buyer shall enter into such alternative arrangements and agreements as may be appropriate to effectuate the intent of the parties with respect to the store leases.

     Pursuant to the Sale Agreement, the Company has agreed to permit the Buyer to have full access and rights to the continued use of the computer and store register equipment ("Leased Register Equipment") presently leased by the Company (at a cost to the Company of approximately $7,000 per month in lease payments) for a period not to exceed one year from the Closing Date, although the Buyer has agreed to use its best efforts to discontinue the use of the Leased Register Equipment as quickly as possible after Closing. Furthermore, in the event the Company discontinues the use of its current corporate offices which house certain components of the Leased Register Equipment, the Buyer shall undertake to obtain and pay for a suitable facility for such equipment for the period during which it requires the use thereof. The Buyer has agreed to pay all maintenance costs related to the Leased Register Equipment, excluding the underlying lease payments which shall remain solely an obligation of the Company.

     Liabilities not assumed by the Buyer include, among other liabilities, accounts payable, accrued prior to (but unpaid as of) March 10, 1997, expenses, long term debt, computer equipment lease, certain severance obligations and other minor liabilities.

     Representations and Warranties. The Sale Agreement contains various representations and warranties of the Company including, among others, representations and warranties related to organization and similar corporate matters; authorization, performance, enforceability and related matters; requisite consents; the accuracy of financial statements and other financial information provided to the Buyer; undisclosed liabilities; taxes; litigation; ownership, condition and title to assets and properties; inventories; personal property; contracts; real property; warranties and guarantees; personnel; employee benefit plans; absence of certain changes; compliance with applicable laws and environmental matters; licenses and permits; insurance; absence of brokers; employee and labor relations; corporate names and proprietary rights; and the disclosure in the Sale Agreement regarding representations and warranties of the Company.

     The Sale Agreement contains various representations and warranties of the Buyer including, among others, representations and warranties related to organization and similar corporate matters; authorization, performance, enforceability and related matters; requisite consents; and absence of brokers.

     The representations and warranties survive the Closing for a period of two years from the Closing Date or until expiration of the applicable statutes of limitations in respect of tax matters and litigation. With respect to the Buyer's assumption of the liabilities, such obligation shall survive for so long as there remain outstanding obligations under any of the assumed liabilities.

     Covenants. Pursuant to the Sale Agreement, the Company has agreed, among other things, that the Company (i) shall in good faith proceed to take all actions within its power necessary to satisfy all conditions to its obligations to consummate the transactions contemplated by the Sale Agreement; (ii) after the Closing Date will conduct no business which competes with the business of the Buyer; (iii) before the Closing Date will reimburse Buyer for the full amount of gift certificates redeemed at any Leased Properties and, after the Closing, will reimburse the Buyer for 50% of the face value of all gift certificates redeemed; and (iv) after the Closing Date, to continue to make all lease payments in connection with leased register equipment for a period not to exceed twelve months.

     Pursuant to the Sale Agreement, the Buyer has agreed that it shall in good faith proceed to take or cause to be taken all actions within its power necessary to satisfy all conditions to its obligations to consummate the transactions contemplated by the Sale Agreement and to pay and perform all of its obligations under the Assumed Liabilities.

     Indemnification. The Company has agreed to indemnify the Buyer from and against damages arising out of or based upon (i) the breach by the Company of any representation or warranty made by the Company pursuant to the Sale Agreement; (ii) the non-performance of any covenant made by it pursuant to the Sale Agreement; (iii) any activities of the Company prior to the Closing; (iv) liabilities under any employee benefit plans of the Company; (v) any claims for brokers' fees; (vi) any liabilities arising from the failure to comply with applicable bulk transfer laws; and (vii) any other liabilities of the Company not assumed by the Buyer.

     The Buyer has agreed to indemnify the Company from and against any damages which arise out of or are based upon (i) the breach by the Buyer of any representation or warranty made by the Buyer pursuant to the Sale Agreement;
(ii) any claims for brokers' fees; (iii) the non-performance of any covenant made by it pursuant to the Sale Agreement; or (iv) the failure to satisfy any of the Assumed Liabilities.

     Pursuant to the Sale Agreement, neither party shall be obligated to indemnify the other thereunder unless and until the aggregate amount of the other party's damages exceeds $10,000.

     Opinion of Counsel. Buyer has agreed to furnish at the Closing an opinion of Zimet, Haines, Friedman and Kaplan, its legal counsel, with respect to the enforceability of the Sale Agreement, its execution, delivery of the principal documents of the Sale transaction and certain other matters.

     Expenses. Each party agreed to absorb its own expenses in respect of the Sale transaction, except that the Buyer agreed to reimburse the Company for up to $100,000 of reasonable, documented legal costs and expenses.

     Termination. The Sale Agreement may be terminated (i) by mutual written consent of the Company and the Buyer, (ii) by the Buyer if on the Closing Date the conditions to obligations of the Buyer to close shall not have been met by the Company or waived by the Buyer or if the Closing does not occur on or before May 31, 1997 (the "Final Closing Date"), and (iii) by the Company if the conditions to the obligations of the Company to close shall not have been met by the Buyer or waived by the Company.

     Closing Penalty. The Sale Agreement provides that if the Closing does not occur by April 15, 1997, for any reason other than the fault of the Buyer, the Company shall pay to the Buyer on a weekly basis, commencing on April 18, 1997, the sum of $1,000 per day for the period April 16, 1997, through the Final Closing Date.

  The Management Agreement

     Simultaneously with the execution of the Sale Agreement and in order to implement immediately the benefits of the Sale (and to reduce losses by the Company), the Buyer and the Company entered into a management agreement (the "Management Agreement"), pursuant to which the Company engaged the Buyer to operate the Company's specialty gift retail business (the "Business") consistent with the past practice of the Buyer.

     The Buyer agreed to fund certain costs, expenses and liabilities which relate to the operation of the Business at the Leased Properties (excluding corporate overhead costs, expenses and liabilities associated with the operation of the Company's corporate office and distribution center) during the term thereof (the "Operating Expenses"), it being agreed by the parties that the Buyer shall not be responsible for any costs, expenses and liabilities which relate to the operation of the Business by the Company prior to March 10, 1997. The Buyer agreed, as needed and on a continuing basis during the term thereof, to procure requisite inventories and provide managerial advice, direction and services to the Company's store and corporate office personnel. Inventories shall, unless otherwise agreed by the parties, be supplied to the Company on a C.O.D. basis, provided the Buyer provides the cash in payment therefor at or before the time payment is due, or on a consignment basis.

     The parties agreed that the Buyer shall be entitled to a fee (the "Management Fee") equal to all gross operating revenues recognized and/or received ("Operating Revenues") in respect of the operation of the Business from and after March 10, 1997, through the date of termination of the Management Agreement.

     The Buyer agreed to open a bank account for the purpose of receiving (i) cash generated from operations during the term of the Management Agreement and
(ii) to the extent that Operating Revenues exceed Operating Expenses, the Management Fee. The Company agreed, on a weekly basis, during the term thereof, to provide to the Buyer information regarding Operating Expenses to be paid during the then-current week ("Weekly Reports") and the Buyer is required, within two days after receipt of each Weekly Report, to wire transfer to the Company such amounts as would enable the Company to make such Operating Expense payments, it being agreed that any cash from credit card sales during the term thereof shall be retained by the Company hereunder and shall be applied by the Company against Operating Expense payments (and the Weekly Reports shall include information regarding the amount of such credit card receipts in the prior week).

     The Buyer acknowledged that no rights in or to any of the trademarks, trade names or labels ("Trademarks") of the Company of any kind shall accrue to it by virtue of the performance of the activities contemplated thereby; provided, however, that during the term of the Management Agreement, the Buyer shall have a royalty-free license to use the Trademarks in respect of operation of the Business at the Leased Properties.

     The Company agreed that, during the term of the Management Agreement, it shall maintain its corporate office and distribution center and shall provide the services of two employees of the Company to dedicate a substantial portion of their business time and attention to providing services by the Company required thereunder.

     The Management Agreement was effective as of March 10, 1997, and shall terminate upon the earlier of the Closing Date or the Final Closing Date.

     Subject to the terms of the Management Agreement, in the event the Closing does not occur by May 31, 1997 due to the failure of the Company to satisfy the closing conditions set forth in the Sale Agreement by such date, (a) the Buyer shall be entitled to retain its fee thereunder relating to the period ending on the date of termination; (b) the Company shall reimburse the Buyer to the extent of the excess, if any, of Operating Expenses funded by the Buyer thereunder above Operating Revenues during the term of the Management Agreement; and (c) to the extent not covered above, the Company shall reimburse the Buyer for its reasonable, documented out-of-pocket expenses, including without limitation legal, accounting and other advisory fees and expenses, salaries (up to a maximum of $25,000 in aggregate salaries) and travel costs, related to the transactions contemplated by the Sale Agreement and the Management Agreement (excluding executive salaries and, except for reimbursable salaries referred to above, corporate office overhead). The Company shall have no obligation to (i) pay for inventory purchased or committed to purchase by the Buyer or (ii) reimburse the Buyer for any expenses not constituting Operating Expenses. In addition, if the Closing does not occur, the Buyer shall ensure that the Company has on hand, in the Leased Properties, inventories of current, saleable merchandise in an aggregate amount of at least $700,000. The Company shall have no obligation to pay the Buyer for inventories in excess of $700,000 in the event the Closing does not occur. The Buyer shall incur no capital expenditures without the Company's consent.

     The Company agreed to continue to keep in force and effect during the term of the Management Agreement all insurance theretofore maintained by the Company involving the operation of the Business, subject to the obligation of the Buyer to provide funds thereunder for the payment of premiums on all such insurance constituting Operating Expenses.

     The Company agreed to indemnify and hold harmless the Buyer, and its officers, directors and employees, from and against any and all damages which arise out of or are based upon the operation of the Business during the term of the Management Agreement unless such damages resulted from the Buyer's gross negligence or willful misconduct.

     The Buyer agreed to indemnify and hold harmless the Company, and its officers, directors and employees, from and against any and all damages which arise out of or are based upon the Buyer's gross negligence or willful misconduct.

  The Non-Competition Agreement

     By a non-competition undertaking to be entered into at or about the time of the Closing of the Sale, Messrs. Cornstein and Miller will agree not to compete with the existing retail market category of the Company for a period of two years from the Closing Date.

BUSINESS PLAN FOR POST-SALE WAW

     INTRODUCTION

     The Company will be transformed to serve as a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination"), with an operating business (an "Acquired Business"). The business objective of the transformed Company (hereinafter, "Post-Sale WAW") will be to effect a Business Combination with an Acquired Business which Post-Sale WAW believes has significant growth potential. Post-Sale WAW intends to seek to utilize cash, equity, debt or a combination thereof in effecting a Business Combination. While Post-Sale WAW may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, Post-Sale WAW may be able to effect only a single Business Combination in accordance with its business objective, although there can be no assurance that any such transaction will be effected.

     TRANSITION ACTIVITIES

     At the closing of the Sale, substantially all of the operating assets of the Company will be sold to Natural Wonders. In the interim, the Company has engaged Natural Wonders to operate the Business. In transition, certain current staff of the Company will be employed to invoice and collect funds, pay trade creditors and perform other services. Post-Sale WAW will thereafter own accounts receivable, cash, furniture and equipment at its corporate office/distribution center and miscellaneous assets; and will have certain liabilities and ongoing requirements to meet regulatory and stockholder obligations while the business plan is being implemented. During the transition period, Post-Sale WAW will evaluate its remaining assets with the objective of maximizing their value. This may result in a liquidation of the Company or some or substantially all of its assets.

     INITIAL TRANSACTIONS

     No agreements, commitments or understandings have been made with any Acquired Business candidates. No assurances can be made that future discussions will result in definitive agreements, although it is the Company's intention to proceed diligently with Post-Sale WAW's business plan.

     FUNDING OF THE BUSINESS PLAN

     In view of the limited tangible net worth of Post-Sale WAW following the sale of the assets, consideration may be given to additional private equity or debt placement to fund its merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the business plan.

     It is anticipated that, in the event a Business Combination is effected, Post-Sale WAW would use cash, equity, debt or a combination of these to achieve a Business Combination.

     Post-Sale WAW may borrow funds to increase the amount of capital available for a Business Combination or otherwise finance the operation of the Acquired Business. The amount and nature of any borrowings by Post-Sale WAW will depend on numerous considerations including its capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy.

     CERTAIN FACTORS

     Additional Financing Required. The funds available to Post-Sale WAW may not be adequate for it to acquire an interest in any chosen property, business, or opportunity. Without raising additional funds, Post-Sale WAW may not have sufficient capital to fully exploit any property, business or opportunity acquired. Accordingly, the ultimate success of Post-Sale WAW may depend upon its ability to raise additional capital or to have other parties bear a portion of the required costs to further develop or exploit any business venture in which Post-Sale

WAW becomes involved. There is no assurance that funds will be available from any source, and if not available, it will be necessary for Post-Sale WAW to limit its operations to those that can be financed from the existing assets.

     Limited Assets. The Company's only assets after the Sale will be cash and minor furniture, equipment and its corporate office and distribution center and any remainder of net proceeds of the Sale will be used for general corporate purposes and to seek acquisition candidates. Any business activity that Post-Sale WAW eventually undertakes may require substantial capital, which may be difficult to obtain or not available in light of the Company's pro forma financial condition. The success of Post-Sale WAW will depend upon its ability to acquire additional capital. Since the Company does not know the type of business, if any, in which it will eventually engage, the Company does not know what its ultimate capital needs will be.

     Lack of Liquidity. Immediately following the closing of the Sale, the Company will have no business to generate income. The Company's ongoing ability to meet its general and administrative cost obligations will be dependent on its ability to complete successfully a business combination with an entity having sufficient cash flow to meet the Company's obligations.

     No Operating History. The Company will change the nature of its business if the Sale is approved and consummated. Post-Sale WAW has no operating history in its new line of businesses, which is yet to be determined. There can be no assurance that Post-Sale WAW's activities will be profitable. As of the date of this Form 10-KSB, the Company has not entered into any arrangement to participate in any business ventures or purchase any products.

     Speculative Nature of Company's Proposed Operations. The success of Post-Sale WAW will depend to a great extent on the operations, financial condition and management of the Company or companies, if any, with which Post-Sale WAW may merge or which it may acquire. Management intends to cause Post-Sale WAW to merge into or acquire one or more privately held entities with established operating histories. However, there can be no assurance that Post-Sale WAW will be successful in locating an acquisition candidate meeting such criterion. In the event Post-Sale WAW completes a merger or acquisition transaction, the success of its operations may be dependent, wholly or partly, upon management of the successor firm and numerous other factors beyond Post-Sale WAW's control. Post-Sale WAW anticipates that it will seek to acquire an existing business. After the acquisition has taken place, management from the acquired entity may operate Post-Sale WAW. There is, however, a possibility that Post-Sale WAW may seek to operate an ongoing business, in which case Post-Sale WAW's management might be retained.

     Change of Control. The consummation of a Business Combination may involve a change in officers and directors of Post-Sale WAW.

     Dilution in Merger or Acquisition Transaction. In order to merge with or acquire a private concern, Post-Sale WAW may issue securities to the stockholders of any such target concern. The issuance of previously authorized and unissued Common Stock of Post-Sale WAW or the creation and issuance of preferred stock would result in substantial dilution to present stockholders of the Company, which may result in another change in control or management of Post-Sale WAW.

     Management Commitment. The management of Post-Sale WAW will serve at will and may seek other opportunities at any time. The loss of part or of the entirety of its management could have a material adverse impact on the viability of Post-Sale WAW.

     Dependence on Inexperienced Management. The success of Post-Sale WAW will be dependent largely upon the active participation of its management. In the event such management lacks experience or background in the business in which Post-Sale WAW proposes to engage, it will probably be required to obtain independent outside professionals to effectively evaluate and appraise a potential business combination. Certain of the post-Sale directors have other full time employment and will be available to participate in management decisions only on a part time or as needed basis. Once Post-Sale WAW acquires a business opportunity, the post-Sale management may resign. The amount of time the post-Sale officers and directors devote to Post-Sale WAW matters will increase if Post-Sale WAW operates an active business. The time which the post-Sale officers and directors devote to the business affairs of Post-Sale WAW and the skill with which they discharge their responsibilities, will substantially affect Post-Sale WAW's success.

     Business Risks. The Company has not identified the business opportunities in which it will attempt to obtain an interest. The Company therefore cannot describe the specific risks presented by such business. Such business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured. The acquired business opportunity may be in competition with larger, more established firms over which it will have no competitive advantage. The specific risks of a business opportunity will be disclosed to Post-Sale WAW's stockholders prior to its acquisition, and approval therefor will be obtained. Post-Sale WAW's investment in a business opportunity may be highly illiquid and could result in a total loss to Post-Sale WAW if the opportunity is unsuccessful.

     Conflicts of Interest. Certain of the directors and officers of Post-Sale WAW will be associated with other firms or occupations involving other business activities. Because of the affiliations, there are potential inherent conflicts of interest in their acting as directors and officers of Post-Sale WAW and of other entities. All of the Company's post-Sale directors and officers may be directors or controlling stockholders of other entities engaged in a variety of businesses which may in the future have various transactions with Post-Sale WAW. Additional conflicts of interest and non-arm's length transactions may also arise in the future in the event the Company's post-Sale officers or directors are involved in the management of any firms with which Post-Sale WAW transacts business. Post-Sale WAW may pay finder's fees or other fees to its post-Sale officers, directors or affiliates in connection with any potential business combination involving Post-Sale WAW.

     Dependence on Outside Advisors. In order to supplement the business experience of post-Sale management, Post-Sale WAW may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by post-Sale management and without any control from stockholders. Additionally, it is anticipated that such persons may be engaged by Post-Sale WAW on an independent basis without a continuing fiduciary or other obligation to Post-Sale WAW.

     No Dividends Anticipated. At the present time management does not anticipate that Post-Sale WAW will pay dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of Post-Sale WAW, its financial requirements and other factors.

     Scarcity of and Competition for Merger or Acquisition Prospects. Post-Sale WAW will be an insignificant participant in the business of seeking mergers with and acquisitions of small private entities. In addition, Post-Sale WAW will have very limited assets to support an acquisition. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of private companies which may be desirable target candidates for Post-Sale WAW. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Post-Sale WAW, and consequently, Post-Sale WAW will be at a competitive disadvantage in identifying possible merger or acquisition candidates.

     No Agreement for Business Combination or Other Transaction. The Company has no arrangement, agreement or understanding with respect to a merger with, or acquisition of, any entity, private or public. There can be no assurance Post-Sale WAW will be successful in identifying and evaluating suitable merger or acquisition candidates and in concluding a merger or acquisition transaction on terms favorable to the Company; or, if concluded, whether any such transaction will result in a financial return to its stockholders.

     Lack of Market Research. The Company has neither conducted nor has it engaged other entities to conduct market research to determine that demand exists for any transactions contemplated by Post-Sale WAW or for the business activity in which a potential acquisition candidate engages. Even in the event demand is identified for the business of an acquisition candidate, there is no assurance Post-Sale WAW will be successful in completing any such transaction.

     Possible Lack of Diversification. Post-Sale WAW may be unable to diversify its business activities and, as a consequence, may suffer a total loss to Post-Sale WAW and the stockholders should an acquisition by Post-Sale WAW prove to be unprofitable. Post-Sale WAW's failure or inability to diversify its activities into a number of areas may subject Post-Sale WAW to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with Post-Sale WAW's operations.

     Issuance of Additional Shares. Approximately 7,300,000 shares of stock or 73% of the total authorized shares (10,000,000) of Common Stock of the Company, less the number of shares underlying outstanding options and warrants, have not yet been issued and thus are available for sale. The Board of Directors has the power to issue such shares. Post-Sale WAW may issue shares of Common Stock to raise additional capital or to effect a merger or acquisition with a target corporation. Stockholders do not have preemptive rights with respect to the issuance of shares of the Company's Common Stock. Any additional issuance by Post-Sale WAW from its authorized but unissued shares would have the effect of further reducing the percentage ownership of the Stockholders.

     Regulation. Although Post-Sale WAW will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Post-Sale WAW will not be subject to regulation under the Investment Company Act of 1940 insofar as Post-Sale WAW will not be engaged in the business of investing or trading in securities. In the event Post-Sale WAW engages in business combinations which result in Post-Sale WAW holding passive investment interests in a number of entities, Post-Sale WAW could be subject to regulation under the Investment Company Act of 1940. In such event, Post-Sale WAW would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Management has obtained no formal determination from the Securities and Exchange Commission as to the status of Post-Sale WAW under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject Post-Sale WAW to material adverse consequences.

     Probable Change in Control and Management. Mergers or acquisitions involving the issuance of Post-Sale WAW's Common Stock may result in stockholders of a target company obtaining a controlling interest in Post-Sale WAW. The resulting change in control of Post-Sale WAW could result in removal of the post-Sale officers and directors and a corresponding reduction in their participation in the future affairs of Post-Sale WAW.

DESCRIPTION OF PAST BUSINESS

          General

     The Company was a mall-based specialty unique gift retailer. The Company's assortment of products generally targeted customers who had an active interest in nature, education, the outdoors and science. The merchandise offered by the Company included home products, outdoor and garden merchandise, recorded nature music, videotapes, statuary, telescopes, books, games and puzzles and apparel. The Company believed that its customers were generally middle or upper-middle income adults, ages 25 to 54, who may have been purchasing for themselves or others.

     The Company was incorporated in Delaware in July 1993, opened its first store in August 1993 and until March 9, 1997, operated twelve stores, which were located in major regional malls in Florida (Tampa, Clearwater, Tallahassee, Bradenton, Jacksonville, Ocala, Jensen Beach, Miami (two) and Orlando), New York (Staten Island) and New Jersey (Eatontown). In addition, the Company operated thirteen temporary holiday outlets (the "temporary stores") in Florida, Georgia and South Carolina during the 1996 Christmas selling season.

     In November 1994, the Company completed its initial public offering (the "Offering") whereby 1,000,000 shares of Common Stock and 1,150,000 Redeemable Warrants were sold. Concurrent with the consummation of the Offering, the Company changed its fiscal year end from December 31 to the Saturday closest to January 31.

          Business Strategy

     The Company's strategy had been to provide an interactive, unique gift store environment which generated a sense of discovery for its customers. High-quality customer service, through demonstration and assistance, was an integral part of the Company's marketing strategy. Throughout its stores, the Company had displayed its products prominently so as to be readily accessible to customers, who were encouraged by an attentive, knowledgeable and enthusiastic sales staff to take an active "hands on" approach to the merchandise. Each of the Company's stores operated during the entire year (the "permanent stores") typically has stocked over 3,000 different items and offered products at prices generally ranging from $3 to $500. The Company stocked its best selling products in its temporary stores.

     The following is a brief description of certain of the merchandise categories that the Company had included in its stores:

     o Home Products: Decorative throw rugs, candles, frames, an assortment of bath and body fragrances, essential oils, aromatherapy and relaxation oriented products for the home.

     o Outdoor and Gardening: Bird houses and feeders, wind chimes, fountains, gardening seeds and kits, and decorative lawn and garden ornaments.

     o Music and Video: Easy listening compact discs and cassette tapes featuring natural and environmental sounds. Assorted video tapes of animals and nature settings.

     o Statuary: Miniature wildlife statuary for collectors and animal lovers.

     o Optical Instruments and Other Products: Kaleidoscopes, telescopes, weather instruments and globes.

     o Educational Items: Teaching aids, books and science related merchandise.

     o    Toys, Games, and Kits: Games, puzzles and "hands-on" activity kits.

     o Rocks and Minerals: Gift assortments of rocks, minerals and fossils, which include bookends, clocks, pen and pencil sets and assorted decorative items.

     o Apparel: T-shirts and sweatshirts featuring nature and environmental themes, hats and other outdoor gear.

          Store Operations

     The Company endeavored to maintain an interactive store environment which generated a sense of discovery for its customers. The Company kept distinctive signage and design of its stores consistent among its locations to increase its name recognition. Throughout the Company's stores, which offered a well-lighted shopping atmosphere utilizing a standardized floor plan that emphasized its merchandising concept, products were prominently displayed so as to be readily accessible to customers, who are encouraged by attentive, knowledgeable and enthusiastic sales associates to take an active "hands-on" approach to the merchandise. Interactive fixtures permitted customers to hear a sampling of music titles offered and one or more television monitors continually played tapes of videos which were available for sale. The Company believed that its strategy of appealing to the customers' senses of smell, hearing and touch (as well as sight), when combined with the assistance of the Company's sales associates, served to enhance customer interest and the level of involvement, excitement and enjoyment associated with shopping in the Company's stores.

     Permanent stores generally ranged in size from approximately 2,200 to 3,300 square feet of space. The Company's stores had been open seven days a week during mall operating hours. Stores were typically staffed with a manager, an assistant manager and several full-time and part-time sales associates, the number of which varies depending on store volume. In order to assure that employees are knowledgeable with respect to the Company's merchandise, the Company generally provided new employees with on-the-job training under the supervision of an experienced employee for approximately two weeks. In addition, at least one day of product orientation class was provided for employees of the Company's new permanent or temporary stores, and the Company periodically arranged for various of its suppliers to give employee seminars in which their products were demonstrated (and underlying scientific or other applicable principles were explained) so as to facilitate the understanding by the Company's staff of such products. Store management received compensation in the form of salaries and performance-based bonuses. Sales associates were paid on an hourly basis plus performance incentives.

          Purchasing and Inventory

     The Company purchased merchandise from over 250 suppliers, including manufacturers, distributors, craftsmen and importers. Although certain suppliers may have provided a majority or all of the Company's requirements for a particular product or category during the year ended February 1, 1997 (fiscal
1996), no supplier accounted for more than 4.5% of the Company's total merchandise purchases during such period. In fiscal 1996, approximately 99% of the Company's merchandise was purchased from domestic vendors. The Company believed that the loss of any one or more of its suppliers would not have had a material adverse effect on the Company and that alternative sources of merchandise were readily available at comparable prices in all product categories. Although the Company believes that its relationships with its suppliers are satisfactory, deferred payment arrangements have been necessitated by the extremely competitive environment and cash-starved condition in which the Company has been operating.

          Promotional Activities

     The Company did not rely on advertising to generate sales but, rather, was substantially dependent upon mall traffic to attract new customers.

          Distribution

     In conjunction with a change during March 1996 of its chief executive officer, the Company had altered its distribution strategy and substantially discontinued shipments from vendors to the Company's distribution center in St. Petersburg, Florida, which occupies approximately 4,000 square feet of office and warehouse space. The Company had utilized this facility for the centralized receipt of goods from vendors, as well as the storage of inventory and the shipment of merchandise to its stores. The Company and its vendors have used common carriers to deliver merchandise to its stores.

          Competition

     The specialty retail business is characterized by intense competition. The Company believes that it had competed with Natural Wonders, Inc., The Nature Company, a subsidiary of CML Group, Inc., and World of Science, Inc., each of which operates numerous nature and science specialty stores. In April 1996, Discovery Communications Inc., which operates cable television's Discovery Channel and owns and operates the 15 store Discovery Channel Store chain, announced that it had acquired The Nature Company from CML Group, Inc.

          Personnel

     Pursuant to the Sale Agreement and the Management Agreement, certain employees of the Company have been retained by the Buyer and will be evaluated by the Buyer in accordance with its requirements. A portion or a significant portion of benefits accrued prior to March 9, 1997 to current employees will be paid by the Company. At the time of the execution of the Sale Agreement, the Company had approximately 39 full-time employees and 50 part-time sales associates. The Company currently has two employees. Temporary employees were usually added during peak sales periods. Store management received compensation in the form of salaries and performance-based bonuses. Sales associates typically were paid on an hourly basis plus performance incentives. A number of programs offered incentives to both management and sales associates to increase sales, including various sales contests. None of the Company's employees is covered by any collective bargaining agreement. Management believes that its well trained and motivated employees were an integral part of its concept and that its employee relations were good.

          Service Mark

The Company intends to retain its federal service mark registration for the What A World(R) name and the Company's design and logo. The Company believes that its service marks have value and are important to its marketing and future prospects. There can be no assurance that the Company's marks would be upheld if challenged or that the Company would not be prevented by third parties (other than Natural Wonders) from using its mark, which could have an adverse effect on the Company. In addition, the Company would be prevented by the Sales Agreement from using its marks in a retail segment in competition with the Buyer. Moreover, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its service marks. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States. .

Item 2. DESCRIPTION OF PROPERTIES

     All leases for the twelve permanent stores of the Company will be assigned to, and assumed by, the Buyer in accordance with the Sale Agreement, and the Buyer has agreed as part of such assignment or assumption to secure necessary consents or modifications from interested parties. The Company currently has leases for ten permanent stores in Florida, one permanent store in New York and one permanent store in New Jersey. The store leases, which expire at various times from 2003 through 2005, provide for specified minimum rental payments and contingent payments based on gross sales exceeding certain levels. The leases also require the Company to pay the cost of common area maintenance, insurance, taxes and other expenses. Certain of the Company's lease agreements contain provisions which enable the Company to terminate such agreements under certain conditions, including failure to achieve specified sales performance levels. The locations of the stores and the approximate square footage under the various store leases are as follows:

                                              Approximate Total Square
                                                      Footage
Name of Mall (Location)                      (Including Storage Space)    Date of Opening
---------------------------------------------------------------------------------------------

Tampa Bay Center (Tampa, FL)                           2,800             August 1993
Countryside Mall (Clearwater, FL)                      2,200             November 1993
Governor's Square Mall (Tallahassee, FL)               2,600             November 1993
DeSoto Square Mall (Bradenton, FL)                     2,600             August 1994
Orange Park Mall (Jacksonville, FL)                    4,400             September 1994
Paddock Mall (Ocala, FL)                               3,300             January 1995
Treasure Coast Square Mall (Jensen Bch, FL)            2,500             September 1995
Aventura Mall (Miami, FL)                              3,200             November 1995
The Falls (Miami, FL)                                  3,200             November 1995
Monmouth Mall (Eatontown, NJ)                          2,700             December 1995
Staten Island Mall (Staten Island, NY)                 3,100             November 1995
Fashion Square Mall (Orlando, FL)                      3,000             October 1995

     The Company also leases approximately 4,000 square feet for its corporate office and distribution center in St. Petersburg, Florida, under a lease which expires in 1998. The Company is reviewing its options in connection with this facility.

     During the 1996 Christmas selling season, the Company operated thirteen temporary stores in Florida, Georgia and South Carolina pursuant to short term license agreements each of which expired by January 1997.

Item 3. LEGAL PROCEEDINGS

The Company is not a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of its business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended February 1, 1997; however, a proposal in respect to the proposed Sale Transaction will be submitted to a vote at the Special Meeting of Stockholders scheduled for May 22, 1997. See "Description of Business -- Summary"

                                    Part II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock. Through January 31, 1997, the shares of Common Stock of the Company traded on the Nasdaq Small Capitalization Market under the symbol "WHAT". Thereafter, the Company's Common Stock traded under the same symbol on the bulletin board system maintained by the National Association of Securities Dealers ("NASD") or in the over-the-counter "pink sheets".

For the Fiscal Year Ended February 3, 1996          High       Low
-------------------------------------------------  ------    ------
First Quarter (January 29 through April 29, 1995)  $ 4.25    $ 3.00
Second Quarter (April 30 through July 29, 1995)    $ 3.75    $ 2.88
Third Quarter (July 30 through October 28, 1995)   $ 3.50    $ 2.63
Fourth Quarter (October 29, 1995 through           $ 3.00    $ 1.25
                   February 3, 1996)

                                                             Closing Bid            Closing Ask
For the Fiscal Year Ended February 1, 1997               High          Low         High      Low
----------------------------------------------------------------------------------------------------

First Quarter (February 4 through May 4, 1996)         $ 1.625       $   .75     $  1.75    $  1.25
Second Quarter (May 5 through August 3, 1996)          $ 1.625       $   .50     $  2.00    $  0.75
Third Quarter (August 4 through November 2, 1996)      $ 1.000       $  1.00     $ 1.125    $  1.00
Fourth Quarter (November 3, 1996 through               $ 1.4375      $ .6875     $1.4375    $ .6875
                 February 1, 1997)

     On May 15, 1997, the last reported sale price of the Common Stock on the NASD Bulletin Board or in the over-the-counter "pink sheets" was $0.125 per share. The prices set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions and were provided by consultation with the NASD composite feed or other qualified quotation medium.

     The Company experienced during 1996 a substantial decline in the price of its Common Stock. The market price fell to a point that precluded the Company from continuing its listing on the Nasdaq Small Cap Market. Pursuant to the requirements of Nasdaq, to be eligible for continued listing on the Nasdaq Small Cap Market, the Common Stock must have maintained a minimum bid price of $1.00 per share or, if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of at least $1,000,000. The Company was notified by Nasdaq that the Company's Common Stock failed to maintain a closing bid price greater than or equal to $1.00 during a specified period of ten consecutive trade dates prior to the date of the notice, and that the public float alternative requirement had also not been met. (The closing bid price was equal to or higher than $1.00 per share prior to April 9, 1996 and was higher than such price on the four consecutive trading dates of April 26, 1996 and April 29 through May 1, 1996.) As the Company was unable to demonstrate, on or before the 90-day period ended July 28, 1996, compliance with either the minimum $1.00 bid price during a period of ten consecutive trading days or the alternative requirement, it submitted by that date its proposal for achieving compliance. The submission was deemed by Nasdaq to not warrant continued listing, and, accordingly, Nasdaq issued a formal notice of deficiency for the Company's securities. As a result of such delisting, an investor could find it more difficult to dispose of, or obtain accurate quotations as to the market value of, the Company's securities. Delisting of the Company's securities may result in lower prices for the Company's securities than might otherwise prevail.

     In addition, once the Common Stock was delisted from trading on Nasdaq and the trading price of the Common Stock remained below $5.00 per share, trading in the Common Stock also became subject to certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock market transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burden imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, the ability of security holders to sell the Company's securities in the secondary market and the Company's ability to obtain additional financing.

     The Company has not paid any cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

     As of May 15, 1997, as reported by the Company's transfer agent, shares were held by approximately 17 persons based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was organized in July 1993 and opened its first permanent store in August 1993. All of the Company's twelve permanent stores have been in operation for over one year. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

     The fiscal year ended February 1, 1997 ("Fiscal 1996") included 52 weeks, while the fiscal year ended February 3, 1996 ("Fiscal 1995") included 53 weeks of operations. The quarterly period ended February 1, 1997 (the "Fourth Quarter of Fiscal 1996") included 13 weeks while the quarterly period ended February 3, 1996 (the "Fourth Quarter of Fiscal 1995") included 14 weeks of operations.

     The Company operated twelve permanent stores at both February 1, 1997 and February 3, 1996. In addition, the Company operated 13 temporary stores during the Fourth Quarter of Fiscal 1996, as compared to three temporary stores during the Fourth Quarter of Fiscal 1995.

Results of Operations

     The foregoing section and other portions of this Annual Report on Form 10-KSB contain certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors described herein, including, but not limited to, the success of the Company's efforts to modify its product assortment, the Company's ability to improve its merchandise presentation, the Company's development of the temporary store concept during the Christmas selling season, the timely introduction of new products, the modification of the Company's cost structureas well as the seasonal impact of the Company's business. Such differences could occur because of the application of such factors, of competitive or general business conditions or of some other and unforeseen factor.

     Net sales for the 13 weeks ended February 1, 1997 increased by approximately $806,000 over net sales for the comparable 14 weeks ended February 3, 1996. Net sales also increased by $2,656,000 for the 52 weeks ended February 1, 1997 over the 53 weeks ended February 3, 1996. The increases are principally a result of additional sales from 13 seasonal stores operated during the Fourth Quarter of Fiscal 1996 and the operation of 12 permanent stores for the full 52 week period ended February 1, 1997.

     Comparable store sales (sales of stores opened during the same months during the comparable period in the prior year) decreased 4.9% in the Fourth Quarter of Fiscal 1996 and decreased 6.7% in the 52 weeks of Fiscal 1996. The comparable store sales analysis for stores opened during Fiscal 1995 includes less days of operation during the initial month of operation as compared to the comparable month in Fiscal 1996. In addition, the seasonal store locations are not included in the calculation, since there were no identical locations. The Company adjusted its product assortment to respond to increased competition and the changing demands of its customers.

     Gross profit for the Fourth Quarter of Fiscal 1996 was approximately $2,050,000 or 46.9% of net sales, compared with approximately $1,783,000 or 50.0% of net sales for the Fourth Quarter of Fiscal 1995. Gross profit for the 52 weeks of Fiscal 1996 was approximately $3,858,000, or 47.2% of net sales, as compared to approximately $2,733,000, or 49.6% of net sales in the 53 weeks of Fiscal 1995. The decrease in gross profit as a percentage of net sales was principally a result of markdowns which were taken during the Fourth Quarter of Fiscal 1996 and the 52 weeks of Fiscal 1996 in an effort to refine the product assortment.

     Comparable store gross profit (gross profit of stores opened during the same months during the comparable period in the prior year) for the Fourth Quarter of Fiscal 1996 decreased approximately $107,000 to approximately $1,518,000, or 48.1% of net sales, from approximately $1,625,000, or 49.9% of net sales, in the Fourth Quarter of

Fiscal 1995. Comparable store gross profit for the 52 weeks of Fiscal 1996 decreased approximately $300,000 to approximately $2,573,000, or 49.5% of net sales, from approximately $2,274,000, or 46.8% of net sales, in the comparable 53 weeks of Fiscal 1995. The comparable store gross profit analysis for stores opened during Fiscal 1995 includes less days of operation during the initial month as compared to the comparable month in Fiscal 1996. The decrease in comparable store gross profit as a percentage of sales has resulted primarily from inventory markdowns.

     Net loss of $1,209,000 was recorded for the Fourth Quarter of Fiscal 1996, compared with net income of approximately 286,000 for the comparable period in Fiscal 1995.

     Selling, general and administrative expenses ("SG&A") increased to approximately $1,777,000 in the Fourth Quarter of Fiscal 1996 and to approximately $4,911,000 for the 52 weeks of Fiscal 1996 from approximately $1,422,000 and $3,318,000 for the Fourth Quarter of Fiscal 1995 and the 53 weeks of Fiscal 1995, respectively. The primary components of SG&A are store occupancy costs (which include rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The increase in SG&A was, for the most part, the result of increases in store operating expenses, including store personnel compensation and occupancy costs associated with additional permanent store openings.

     Loss on impairment of equipment and leasehold improvements increased to approximately $1,486,000 in the Fourth Quarter of Fiscal 1996 from approximately $86,000 in the Fourth Quarter of Fiscal 1995 due to recurring and projected operating losses and negative cash flows for certain permanent store locations.

     Interest and other income for the Fourth Quarter of Fiscal 1996 and in the 52 weeks of Fiscal 1996 was approximately $18,000 and $46,000, respectively, as compared to approximately $17,000 and $135,000 from comparable periods in 1995. The quarterly increase is due primarily to the increase in cash equivalents during the Company's peak season while the yearly decrease is primarily a result of reduced levels of cash equivalents throughout the year due to new store openings.

     Interest expense for the Fourth Quarter of Fiscal 1996 and in the 52 weeks of Fiscal 1996 was approximately $14,000 and $37,000, respectively, as compared to approximately $7,000 and $25,000 from comparable periods in 1995. The increases are due primarily to the interest paid on the cash borrowed against the Working Capital Commitment (see below).

Liquidity and Capital Resources

     The Company had working capital of approximately $1.8 million and $1.0 million at February 3, 1996, and February 1, 1996, respectively. In order to fund its capital and operating requirements, the Company has been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others.

     On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., also a member of the Company's Board of Directors (collectively, the "lenders"), entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum (the "Working Capital Commitment"). All amounts outstanding under the Working Capital Commitment were repaid when due, together with accrued interest thereon, on January 3, 1997. Such loans had been secured by a first priority lien on substantially all of the assets of the Company. As partial consideration for the Working Capital Commitment, the Company granted to the lenders options to purchase an aggregate of 200,000 shares at an exercise price of $1.00, exercisable until August 31, 2001. In connection with the Working Capital Commitment, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

     During the 52 weeks of Fiscal 1996, cash decreased by approximately $93,000 to approximately $1,294,000. The overall decrease in cash resulted primarily from cash used for the purchases of property and equipment used in temporary stores of approximately $196,000. The Company repaid approximately $62,000 in indebtedness during the period.

     During the 53 weeks of Fiscal 1995, cash decreased by approximately $1,565,000 to approximately $1,387,000. The overall decrease in cash resulted primarily from cash used in the purchase of property and equipment of $1,645,000. The Company repaid approximately $55,000 in indebtedness during the period.

     Except as stated above, the Company currently does not maintain any lines of credit or cash borrowings to finance its capital requirements. The Company maintains a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expires in November 1997 or in the event of a sale of all or substantially all of the assets of the Company.

     During Fiscal 1996, the Company's inventories increased by approximately $229,000 to approximately $1,207,000 from approximately $978,000 at February 3, 1996. The increase is primarily a result of the Company retaining unsold inventory from the seasonal locations. During Fiscal 1995, the Company's inventories increased by approximately $333,000 to approximately $978,000 from approximately $645,000 at January 28, 1995. The increase was primarily a result of the Company modifying inventory quantities to appropriate seasonal levels.

     Except as noted above, the Company has no current material arrangements with respect to, or sources of, additional financing, and it cannot be anticipated that any of the officers, directors or stockholders will provide any additional portion of the Company's future financing requirements. With the expiration of the Working Capital Commitment on January 3, 1997, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

Seasonality and Quarterly Fluctuations

     As is the general pattern in the retail industry where disproportionately higher sales levels are generated during the Christmas selling season, the Company's business is, and is expected to continue to be, highly seasonal, with a substantial portion of its revenues derived from product sales during the months of November and December. Seasonality factors have caused the Company's operating results to fluctuate significantly from quarter to quarter. Sales substantially below those normally expected in the fourth quarter of any fiscal year would have a materially adverse effect on the Company's operating results for such fiscal year. The Company's results of operations have also fluctuated significantly from quarter to quarter as a result of a number of other factors, including the timing of new store openings (and expenses incurred in connection therewith) by either the Company or its competitors, the marketing activities of its competitors and the emergence of new market entrants.

Tax Loss Carryforwards

     The Company's status as an S Corporation terminated upon the consummation of the Offering. Any pro-rata net operating losses incurred by the Company prior to such termination are not available to offset future taxable income of the Company.

     Due to a change in the Company's operations from the specialty retail business to an acquisition company after the Sale Transaction, the benefit of any net operating loss carryforwards most likely will not be realized.

Effects of Inflation

Inflation has not had a material effect on the Company's operations. The Company anticipates that it would be able to diminish the effects of inflationary cost increases by increasing its prices.

Item 7. FINANCIAL STATEMENTS

Financial statements are set forth in a separate section of this Annual Report on Form 10-KSB. See "Index to Financial Statements".

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    Part III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current directors and executive officers of the Company are as follows:

          Name        Age                Position
-------------------  ----   -----------------------------------------
David B. Cornstein    58    Chairman of the Board and Director
David F. Miller       67    President, Secretary, and Director
Brian S. Lappin       28    Vice President of Finance and Chief Financial
                            Officer
James Martin Kaplan   52    Director
Hugh H. Jones, Jr.    65    Director
Edward J. Munley*     65    Director

*President through 3/26/96

David B. Cornstein, a co-founder of the Company, has been a director of the Company since its inception and has served as Chairman of the Board since September 1994. Mr. Cornstein has been Chairman of Finlay Enterprises, Inc. ("FEI"), since May 1993 and has, since December 1998, been a director of FEI and its wholly-owned subsidiary, Finlay Fine Jewelry Corporation ("FFJC"), which is the largest operator of leased fine jewelry departments in the United States and France operating over 930 departments in many of the leading department store chains in both countries. Mr. Cornstein was named Chairman and Chief Executive Officer of Finlay International in January 1996. From December 1988 through January 1996, Mr. Cornstein was President and Chief Executive Officer of FEI. From December 1985 to December 1988, Mr. Cornstein was President, Chief Executive Officer and a director of SL Holdings Corporation, the predecessor of FEI and FFJC. Prior thereto, Mr. Cornstein was the Chief Executive Officer of Tru-Run, Inc., a corporation principally owned by Mr. Cornstein, which was engaged in the operation of leased jewelry departments and leased jewelry and watch repair departments. Mr. Cornstein is also a director of a privately-held corporation.

David F. Miller, a co-founder of the Company, was appointed president of the Company in March 1996 and has also served as the Secretary and a director of the Company since its inception. Since April 1990, Mr. Miller has served as Chairman of the Board of PureIce of the South, Inc., a corporation principally owned by Mr. Miller, which is the major supplier of packaged ice for Northeast Florida. Mr. Miller is also Chairman of the Board of Quality Food Equipment Distributors, Inc. a provider of equipment for the food and restaurant industry. In April 1990, Mr Miller retired from the JCPenney Company after 37 years of service. Mr. Miller is also a director of

Winn-Dixie Stores, Inc. and is President of Amelia Service Center, a real estate management company in Fernandina Beach, Florida.

Brian S. Lappin, was appointed Vice President of Finance and Chief Financial Officer in August 1996 and served as the Accounting Manager of the Company from September 1993 through August 1996. From January 1993 through September 1993, Mr. Lappin was an Accounting Asssistant for Padgett Business Services, an accounting and financial services firm in Gainesville, Georgia. From June 1991 to December 1993, Mr. Lappin was a staff accountant at Halls Tampa Wholesale Florist, handling the daily reporting and accounting operations.

James Martin Kaplan, was appointed to the Board of Directors in December 1994. Mr. Kaplan has been a partner with the law firm of Zimet, Haines, Friedman & Kaplan, counsel to the Company, since 1977. Mr. Kaplan also serves on the Board of Directors of FEI and FFJC.

Hugh H. Jones, Jr., was appointed to the Board of Directors in December 1994. Since 1993, Mr. Jones has served as president of Baptist Health System Foundation, Inc. Mr. Jones serves on the Board of Directors of Caring Institute. Mr. Jones served on the Board of Directors of The Barnett Bank of Jacksonville, N.A. from September 1980 to February 1996. From 1982 to 1993, Mr. Jones served as Chairman and Chief Executive Officer of Barnett Bank of Jacksonville, N.A. and from 1980 to 1982, he served as Vice Chairman and Director, retiring from Barnett Bank of Jacksonville, N.A. in 1993 after 23 years of service.

Edward J. Munley, a co-founder of the Company, has been a director of the Company since its inception and served as President of the Company from July 1993 until he resigned in March 1996. Since December 1990, Mr. Munley has been the President and sole stockholder of Handley Walker Incorporated, a payroll processing firm ("Handley Walker"). From 1977 to February 1990, Mr. Munley served as President and Chief Executive Officer of Dey Brothers Inc., a subsidiary of Allied Stores Corporation ("Allied Stores"). Prior to 1977, Mr. Munley held various positions with regional divisions of Allied Stores.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based solely on its review of the copies of such forms furnished to the Company by such reporting persons and on the written representations from such reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended February 1, 1997 all of the reporting persons complied with their
Section 16 (a) filing requirements.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation of the Company's president for services rendered during the year-ended February 1, 1997:

Summary Compensation Table

                                                                            Long-term Compensation
                                                                         -----------------------------
                                             Annual Compensation               Awards          Payouts
                                        ----------------------------     --------------------  -------

                                                               Other
                                                               Annual    Restricted                       All Other
                                                               Compen-     Stock                 LTIP      Compen-
                                                               sation     Award(s)   Options/   Payouts    sation
 Name and Principal Position    Year    Salary ($)  Bonus $      $          $        SARs (#)      $          $
 ---------------------------    ----    ----------  -------    ------    ----------  --------   -------   ---------

David F. Miller(1),
  President                    1996       -0-        -0-        -0-        -0-       100,000     -0-        -0-

Edward J. Munley(2),
  Former President and Chief   1996     $76,153      -0-        -0-        -0-         -0-       -0-        -0-
  Executive Officer            1995     $90,000      -0-        -0-        -0-         -0-       -0-        -0-
                               1994     $85,481      -0-        -0-        -0-        75,000     -0-        -0-

(1) Mr. Miller is currently not compensated other than reimbursed expenses incurred while serving as President.

(2) Mr. Munley resigned as President in March 1996. Under the terms of his employment agreement he is to be compensated at a rate of $95,000 per annum through February 1, 1997 (see "Employment Agreement").

Option/SAR Grants Table

The following table shows information concerning stock options granted during the year ended February 1, 1997 for the individual shown in the Summary Compensation Table.

                   Number of      % of Total
                   Securities       Options
                   Underlying     Granted to     Exercise or
                     Options      Employees in   Base Price
       Name        Granted (#)    Fiscal Year      ($/sh)      Expiration Date
-----------------  ------------   -------------  -----------   -----------------
David F. Miller        100,000*       25.0%        $ 1.00        3/26/2006
Edward J. Munley         -0-

* does not include additional warrants to purchase shares granted under the 1996 Working Capital Committment (See "Certain Relationships and Related Transactions")

Option/SAR Exercises and Year-end Value Table

No stock options were exercised by any of the Company's executive officers during year-ended February 1, 1997. The following table shows information concerning stock option values as of February 1, 1997.

              Aggregated Year-ended February 1, 1997 Option Values

                   Number of Securities Underlying     Value of Unexercised
                       Unexercised Options at        In-the-Money Options at
                          February 1, 1997(#)           February 1, 1997($)

      Name            Exercisable/Unexercisable      Exercisable/Unexercisable
-----------------  --------------------------------  --------------------------

David F. Miller              100,000*/-0-                     -0-/-0-
Edward J. Munley             75,000/-0-                      -0-/-0-

* does not include additional warrants to purchase shares granted under the 1996 Working Capital Committment (See "Certain Relationships and Related Transactions")

1994 Stock Option Plan

In order to attract, retain and motivate employees (including officers), directors, consultants and other persons who perform substantial services for or on behalf of the Company, in November 1994, the Company adopted the 1994 Stock Option Plan (the "Stock Option Plan"), pursuant to which stock options covering an aggregate of 260,000 shares of the Company's Common Stock may be granted to such persons. Under the Stock Option Plan, "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code, may be granted to employees (including officers), and non-incentive stock options ("Non-incentive Options") may be granted to any such employee and to other persons (including directors) who perform substantial services for or on behalf of the Company. Incentive Options and Non-incentive Options are collectively referred to herein as "Options".

The Stock Option Plan is to be administered by the Board of Directors or, at its discretion, by a committee appointed by the Board to perform such function (the "Committee"). The Board of Directors or the Committee will be vested with complete authority to administer and interpret the Stock Option Plan, to determine the terms upon which Options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant Options. The Board of Directors or the Committee will have the power to terminate or amend the Stock Option Plan from time to time in such respects as it deems advisable, except that no termination or amendment shall materially adversely affect any outstanding Option without the consent of the grantee, and the approval of the Company's stockholders will be required in respect of any amendment which would
(i) change the total number of shares subject to the Stock Option Plan or (ii) change the designation or class of employees or other persons eligible to receive Incentive Options or Non-incentive Options.

The price at which shares covered by an Option may be purchased pursuant thereto shall be no less than the par value of such shares and, in the case of Incentive Options, no less than the fair market value of such shares on the date of grant (the "Fair Market Value"). The Fair Market Value is generally equal to the last sale price quoted for shares of Common Stock on NASDAQ on the date of grant. The purchase price of shares issuable upon exercise of an Option may be paid in cash or by delivery of shares with a value equal to the exercise price of the Option. The Company may also loan the purchase price to the optionee, or guarantee third-party loans to the optionee, on terms and conditions acceptable to the Board of Directors. The number of shares covered by an Option is subject to adjustment for stock splits, mergers, consolidations, combinations of shares, reorganizations and recapitalizations. Options are generally non-transferable except by will or by the laws of descent and distribution, and in the case of employees, with certain exceptions, may be exercised only so long as the optionee continues to be employed by the Company. If the employee dies or becomes disabled, the right to exercise the Option, to the extent then vested, continues for specified periods. Non-incentive Options may be exercised within a period not exceeding 10 years from the date of grant. The terms of Incentive Options are subject to additional restrictions provided by the Stock Option Plan.

Amendment to 1994 Stock Option Plan

At the Annual Meeting of Stockholders on May 21, 1996, an amendment was adopted to add 300,000 shares to the 260,000 shares already authorized as subject to options under the Stock Option Plan, making a total of 560,000 shares of Common Stock available for grant under the Stock Option Plan.

1994 Nonemployee Directors' Stock Option Plan

In order to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company, in November 1994, the Company adopted the 1994 Nonemployee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which stock options covering an aggregate of 40,000 shares of the Company's Common Stock may be granted to such non-employee directors.

Pursuant to the Directors' Plan, each member of the Board of Directors of the Company who is not an employee of the Company (or a subsidiary) (a "Non-employee Director") and who is elected or re-elected as a director of the Company by the stockholders at any annual meeting of stockholders, will receive, as of the date of each such election or re-election, options to purchase 2,500 shares of the Company's Common Stock. In addition, Non-employee Directors at the time of the Offering received options to purchase 2,500 shares of the Company's Common Stock, and any other future Non-employee Director will receive options to purchase 2,500 shares of the Company's Common Stock upon his election or appointment as director. All options granted under the Directors' Plan will be exercisable at the fair market value of the Company's Common Stock as of the date of grant. The options granted under the Directors' Plan are to be Non-incentive Options.

Employment Agreement

In November 1994, the Company entered into an agreement with Edward J. Munley, which provided for his employment as President of the Company until February 1, 1997 (the "Employment Agreement"). Mr Munley resigned as President on March 1996. The Company agreed to treat him as if he was terminated without cause and as a result he shall be entitled to receive the scheduled base salary (and certain other benefits provided to the Company's senior executives) for the full remaining term of the Employment Agreement. The Employment Agreement also provides that the Company shall obtain for Mr. Munley disability insurance providing for base salary continuation coverage for a period of 36 months following his disability and $150,000 of life insurance, provided such insurance is available to the Company at commercially reasonable rates and at a reasonable cost . In addition, the Employment Agreement provides that in the event of Mr. Munley's death, his estate or legal representative shall be entitled to sell to the Company, and the Company shall be required to buy, up to $500,000 of his Common Stock at a price per share equal to the fair market value thereof at such time, provided that the Company is able to obtain $500,000 of "key man" insurance on Mr. Munley's life at commercially reasonable rates and at a reasonable cost to fund the cost of such purchase.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 15, 1997 the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and each executive officer of the Company listed in the Summary Compensation Table and (iii) all of the Company's current officers and directors as a group.

Name and Address of Beneficial    Amount and Nature of
          Owner (1)             Beneficial Ownership (2)       Percent of Class
------------------------------  --------------------------  --------------------
David B. Cornstein                    680,352(3)                     29.80%

David F. Miller                       627,062(4)                     27.14%

Edward J. Munley                      280,000(5)                     12.54%

Brian S. Lappin                         7,533(6)                       *

James Martin Kaplan                    14,000(7)                       *

Hugh H. Jones, Jr.                      27,000(8)                    1.26%

All officers and directors as a
group (6 persons)                  1,630,949(3)(4)(5)               63.00%
                                            (6)(7)(8)

* - Less than one percent

(1) The address of each person listed is c/o What A World!, Inc., Suite 100, McCormick Center II-B, Roosevelt Boulevard, St. Petersburg, Florida 33716.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this filing have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) The number of shares beneficially owned by Mr. Cornstein assumes the exercise of options to purchase 5,000 shares of Common Stock and the exercise of warrants to purchase 160,000 shares of Common Stock.

(4) The number of shares beneficially owned by Mr. Miller assumes the exercise of options to purchase 102,500 shares of Common Stock and the exercise of warrants to purchase 90,000 shares of Common Stock, but does not include any shares owned by Mr. Miller's adult children. Mr. Miller disclaims beneficial ownership of any shares owned by his children.

(5) The number of shares beneficially owned by Mr. Munley assumes the exercise of options to purchase 75,000 shares of Common Stock but does not include any shares owned by Mr. Munley's adult children. Mr. Munley disclaims beneficial ownership of any shares owned by his children. Mr. Munley resigned as President of the Company in March 1996.

(6) The number of shares owned beneficially by Mr. Lappin assumes the exercise of options to purchase 7,333 shares of Common Stock but does not include an aggregate of 12,667 shares of Common Stock issuable at various times upon the exercise of options granted to Mr. Lappin.

(7) The number of shares beneficially owned by Mr. Kaplan assumes the exercise of options to purchase 5,000 shares of Common Stock.

(8) The number of shares beneficially owned by Mr. Jones assumes the exercise of options to purchase 5,000 shares of Common Stock and the exercise of warrants to purchase 21,000 shares of Common Stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1993, David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's President and Secretary, and Edward J. Munley, The Company's former President each of whom is a director and founder of the Company (collectively, the "Original Stockholders") entered into an agreement in connection with the formation of the Company (`the Stockholders Agreement'), pursuant to which Messrs. Cornstein Miller, and Munley purchased 600,000, 600,000, and 800,000 shares of Common Stock of the Company for a purchase price of $60,000, $60,000 and $80,000, respectively. On September 8, 1994, the Original

Stockholders, in consideration of the mutual undertakings made by each of them, contributed an aggregate of 981,875 shares of Common Stock back to the Company. No other determined of contingent consideration (e.g. performance payments), current or future, has been or will be paid to any person or organization in respect of such contribution of shares of Common Stock. Messrs. Cornstein, Miller, and Munley, pursuant to the Stockholders Agreement, also agreed to make certain revolving credit loans (the "Original Stockholder Loans") in an aggregate amount of $500,000, at an interest rate equal to the prime rate plus 0.5%, payable quarterly in arrears to the extent there were adequate revenues and funds from operations to the Company, on an unsecured basis, from time to time until January 31, 1996, of up to $195,000, $195,000 and $110,000,
respectively. The Original Stockholder Loans bore interest at a rate equal to the prime rate (as defined) from time to time plus 0.5%. In connection with the November 1994 Initial Public Offering of the Company's securities (the `Offering'), all $500,000 outstanding principal amount owed under the Original Stockholder Loans was converted as of the date of the Offering, into an aggregate of 100,000 shares of Common Stock at a price of $5.00 per share. Pursuant to the Stockholders Agreement, Mr. Munley was elected by the Board of Directors to serve as President of the Company. Mr. Munley resigned as President in March 1996.

In August 1994, a trust established for the benefit of the son of Mr. Cornstein, and certain family members of Mr. Miller, made working capital loans of $150,000 and $150,000, respectively (or a total of $300,00), to the Company (the "Bridge Financing"). Such loans were secured by a first priority lien on substantially all of the assets of the Company and were evidenced by bridge notes which bore interest at a rate of 9% per annum and were due upon the earlier of the consummation of the Offering or January 31, 1996. The Company used the proceeds of the Bridge Financing in connections with the opening of new stores, and for working capital and general corporate purposes. The outstanding balance of such loans (including accrued interest) was paid from the proceeds of the Offering. All liens (and any other security interests) in respect of the bridge notes were released at repayment of the bridge notes.

In September 1994, Mr. Cornstein and Mr. Miller each made loans for working capital purposes (the "Interim Loans") to the Company, at an interest rate of 10% per annum, in an amount of $161,250 (a total of $322,500). In connection with such loans, the Company issued to the lenders secured promissory notes (the "Interim Loan Notes"). The Company used the proceeds of the Interim loans in connection with the opening of new stores, and for working capital and general corporate purposes. The Interim Loans were secured by a second priority lien on substantially all of the assets of the Company and were due upon the earlier of the consummation of the Offering or January 31,1996. The outstanding balance of such loans (including accrued interest) was paid from the proceeds of the Offering. All liens (and any other security interests) in respect of the Interim Loan Notes were released at repayment of the Interim Notes.

In October 1994, the Original Stockholders entered into an agreement, pursuant to which they agreed to lend to the company for working capital purposes, as needed, up to an aggregate of $200,000 in additional funds through January 31, 1995, at an interest rate of 10% per annum (the " 1994 Working Capital Commitment"). In October 1994, an aggregate of $100,000 was advanced under the 1994 Working Capital Commitment. Such amount, plus accrued interest, was due and payable no later than the earlier of the Offering or January 31, 1996. Said balance (including accrued interest) was paid from the proceeds of the Offering. No additional amounts were borrowed under the 1994 Working Capital Commitment.

     On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., also a member of the Company's Board of Directors (collectively, the "lenders"), entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum (the "1996 Working Capital Commitment"). All amounts outstanding under the 1996 Working Capital Commitment were repaid when due, together with accrued interest thereon, on January 3, 1997. Such loans had been secured by a first priority lien on substantially all of the assets of the Company. As partial consideration for the Working Capital Commitment, the Company granted to the lenders options to purchase an aggregate of 200,000 shares at an exercise price of $1.00, exercisable until August 31, 2001. In connection with the 1996 Working Capital Commitment, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.


Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    A.          A.       (1) The following financial statements of the Company
              and the reports thereon of Arthur Andersen LLP dated March 29, 1997 are being filed as part of this Annual Report on Form 10-KSB.

         Report of Independent Certified Public Accountants.

         Balance Sheet February 1, 1997

         Statements of Operations and Accumulated Deficits for the years ended February 3, 1996 and February 1, 1997.

         Statements of Cash Flows for the years ended February 3, 1996 and February 1, 1997.

         Notes to the Financial Statements

         (2) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

 Exhibit
 Number                                     Description
--------  ----------------------------------------------------------------------

1.1* Underwriting Agreement between Registrant and Whale Securities Co., L.P. and Selected Dealer Agreement.(incorporated by reference to exhibit 1.1 of the Registrant's Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission(the `1994 Form 10-KSB'))
3.1* Certificate of Incorporation of Registrant, as amended (incorporated by reference from Exhibit 1.1 of the Registrant's Registration Statement on Form SB-2, (Commission No.33-84774) as filed with the Securities and Exchange Commission (the"SB-2"))..
3.2* By-Laws of Registrant (incorporated by reference to exhibit 3.2 of the SB-2).
3.2.A* Restated By-Laws of Registrant (incorporated by reference to exhibit 3.2A of the SB-2).
4.1* Form of Certificate for Common Stock (incorporated by reference to exhibit 4.1 of the SB-2).
4.2* Public Warrant Agreement between the Registrant, American Stock Transfer & Trust Company and Whale Securities Co., L.P.
4.3* Form of Public Warrant Certificate (incorporated by reference to exhibit 4.3 of the SB-2).
4.4*      Underwriter's Warrant Agreement (incorporated by reference to exhibit
          4.4 of the SB-2).
10.1* Agreement among the Registrant, Edward J. Munley, David B. Cornstein, David Miller and the other parties thereto, dated as of July 21, 1993, together with amendments to said Agreement (incorporated by reference to exhibit 10.1 of the SB-2).
10.2* Employment Agreement with Edward J. Munley dated as of November 8, 1994 (incorporated by reference to exhibit 10.3 of the SB-2)
10.3* Consulting Agreement between the Registrant and the Whale Securities Co., L.P. (incorporated by reference to exhibit 10.11 of the 1994 Form 10-KSB)
10.4* 1994 Stock Option Plan (incorporated by reference to exhibit 10.12 of the SB-2).
10.4.A* 1994 Nonemployee Directors' Stock Option Plan (incorporated by reference to exhibit 10.12.A of the SB-2).
10.5* Letter agreement dated October 3, 1994 by and among the Registrant, David B. Cornstein, David F. Miller and Edward J. Munley (incorporated by reference to exhibit 10.17 of the SB-2).

10.6* Agreement dated as of September 8, 1994 by and among the Registrant, Edward J. Munley, David B. Cornstein and David F. Miller in respect of contribution of shares to the Registrant (incorporated by reference to exhibit 10.19 of the SB-2).
10.7* Equipment Lease Agreement, dated December 2, 1994, between the Company and Wasco Funding Corporation. (incorporated by reference to exhibit
          10.21 of the 1994 Form 10-KSB)
10.8* Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr., and David F. Miller. (incorporated by reference to the Registrant's Form 10-Q for the Quarter ended August 3, 1996 as filed September 17, 1996 (the "Third Quarter 1996 10-Q)).
10.9* Form of Warrant and Registration Agreement dated as of August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr., and David
          F. Miller. (incorporated by reference to the Third Quarter 1996 10-Q).
10.10* Security Agreement dated as of August 28, 1996 in respect of Seasonal Secured Revolving Notes. (incorporated by reference to the Third Quarter 1996 10-Q).
10.11 Asset Purchase Agreement dated as of March 7, 1997 between the Registrant and Natural Wonders, Inc.
10.12 Form of Shareholder Lock-up Agreement dated March 7, 1997 by each of David B. Cornstein, David F. Miller, and Edward J. Munley
10.13 Management Agreement dated March 7, 1997 between the Registrant and Natural Wonders, Inc.
10.14 Form of Non Competition Agreement dated March 7, 1997 by David B. Cornstein and David F. Miller.
11* Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).
16* Letter dated January 26, 1995 from Ernst & Young LLP in regard to their review of the Current Report on Form 8-K dated January 20, 1995 which reports the dismissal of Ernst & Young as the Registrant's independent certified public accountants(incorporated by reference from Exhibit 1 of the Current Report on Form 8-K dated January 20, 1995 as filed with the Securities and Exchange Commission).

B. No Reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of Fiscal 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

What A World!, Inc.

By:

              /s/ David F. Miller                   May 16, 1997
            -----------------------------        -------------------
              David F. Miller                           Date
              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David F. Miller
----------------------------------------------------------------  --------------
David F. Miller, President, Secretary, and Director                    Date
(Principal Executive Officer)


/s/ David B. Cornstein
----------------------------------------------------------------  --------------
David B. Cornstein, Chairman of the Board and Director                 Date


/s/ Brian S. Lappin
----------------------------------------------------------------  --------------
Brian S. Lappin, Vice President of Finance and Chief Financial         Date
Officer (Principal Financial and Accounting Officer)


/s/ James Martin Kaplan
----------------------------------------------------------------  --------------
James Martin Kaplan, Director                                          Date


/s/ Hugh H. Jones, Jr.
----------------------------------------------------------------  --------------
Hugh H. Jones, Jr., Director                                           Date


----------------------------------------------------------------  --------------
Edward J. Munley, Director                                             Date

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of What a World!, Inc.:

We have audited the accompanying balance sheet of What a World!, Inc. (a Delaware corporation) as of February 1, 1997, and the related statements of operations and accumulated deficit and cash flows for the years ended February 3, 1996, and February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of What a World!, Inc. as of February 1, 1997, and the results of its operations and its cash flows for the years ended February 3, 1996, and February 1, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses, the Board of Directors' unanimous approval of the proposed sale of substantially all of the Company's operating assets, the speculative nature of the post-sale business, and the lack of liquidity and financing raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tampa, Florida,
     March 29, 1997                        /s/ Arthur Andersen, LLP

                               WHAT A WORLD!, INC.

                        BALANCE SHEET -- FEBRUARY 1, 1997
                                    (Note 1)


                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                      $ 1,294,189
     Certificate of deposit                                             100,000
     Inventories                                                      1,207,015
     Prepaid expenses and other current assets                           95,567
                                                                    -----------
               Total current assets                                   2,696,771

PROPERTY AND EQUIPMENT (Note 2)                                       1,275,113
     Less- Accumulated depreciation and amortization                   (301,265)
                                                                    -----------
                                                                        973,848

OTHER ASSETS                                                             27,806
                                                                    -----------
               Total assets                                         $ 3,698,425
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                               $ 1,386,608
     Accrued expenses (Note 4)                                          257,779
     Current maturities of capital lease obligations (Note 4)            68,156
                                                                    -----------
               Total current liabilities                              1,712,543
                                                                    -----------

DEFERRED RENT (Note 3)                                                  731,652

CAPITAL LEASE OBLIGATIONS (Note 4)                                       91,630

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 10,000,000 shares
          authorized, 2,118,125 shares issued and
          outstanding as of February 3, 1996, and
          February 1, 1997                                               21,181
     Additional paid-in capital                                       4,538,782
     Accumulated deficit                                             (3,397,363)
                                                                    -----------
               Total stockholders' equity                             1,162,600
                                                                    -----------
               Total liabilities and stockholders' equity           $ 3,698,425
                                                                    ===========


     The accompanying notes are an integral part of this balance sheet.

                               WHAT A WORLD!, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                    (Note 1)


                                                    Year Ended      Year Ended
                                                    February 3,     February 1,
                                                       1996            1997
                                                    -----------     -----------

NET SALES                                           $ 5,510,278     $ 8,166,755

COST OF SALES                                         2,777,633       4,308,643
                                                    -----------     -----------
               Gross profit                           2,732,645       3,858,112

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,318,179       4,910,755

LOSS ON IMPAIRMENT                                       85,789       1,485,535
                                                    -----------     -----------
               Loss from operations                    (671,323)     (2,538,178)
                                                    -----------     -----------

INTEREST AND OTHER INCOME                               135,076          46,356

INTEREST EXPENSE                                        (24,970)        (36,789)
                                                    -----------     -----------
                                                        110,106           9,567
                                                    -----------     -----------

NET LOSS                                               (561,217)     (2,528,611)

ACCUMULATED DEFICIT, beginning of year                 (307,535)       (868,752)
                                                    -----------     -----------

ACCUMULATED DEFICIT, end of year                    $  (868,752)    $(3,397,363)
                                                    ===========     ===========

NET LOSS PER WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARE                        $      (.26)    $     (1.19)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                    2,118,125       2,118,125
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

                            STATEMENTS OF CASH FLOWS


                                                      Year Ended    Year Ended
                                                      February 3,   February 1,
                                                         1996          1997
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (561,217)  $(2,528,611)
  Adjustments to reconcile net loss to net cash
    provided by operating activities-
      Depreciation and amortization                       207,285       386,749
      Loss on sales of property and equipment                --           4,114
      Loss on impairment                                   85,789     1,485,535
      Changes in operating assets and liabilities-
        Construction allowance receivable                (227,000)      267,000
        Inventories                                      (332,894)     (228,786)
        Prepaid expenses and other current assets        (121,404)       84,262
        Other assets                                      (20,737)       (2,713)
        Accounts payable                                  387,236       834,192
        Accrued expenses                                  295,968      (223,712)
        Deferred rent                                     421,196        87,479
                                                      -----------   -----------
               Net cash provided by operating
                 activities                               134,222       165,509
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,644,542)     (212,391)
  Proceeds from sales of property and equipment              --          15,900
                                                      -----------   -----------
               Net cash used in investing activities   (1,644,524)     (196,491)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under related party loan agreements             --         410,000
  Repayment of related party loans                           --        (410,000)
  Payments on capital lease obligations                   (54,829)      (61,827)
                                                      -----------   -----------
               Net cash used in financing activities      (54,829)      (61,827)
                                                      -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,565,131)      (92,809)

CASH AND CASH EQUIVALENTS, beginning of year            2,952,129     1,386,998
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of year                $ 1,386,998   $ 1,294,189
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                              $    26,777   $    36,789


        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 3, 1996, AND FEBRUARY 1, 1997


1.   BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business and Basis of Presentation

What a World!, Inc. (the Company) was a mall-based unique gift specialty retailer. The Company's assortment of products generally targeted customers who have an active interest in nature, the outdoors and science. The Company opened its first store in August 1993 and had 12 permanent stores in operation at February 3, 1996, and at February 1, 1997, which are located in major regional malls. Ten of the stores are located in Florida and one store each is located in New York and New Jersey. In addition, the Company operated three temporary holiday outlets (temporary stores) in Florida and 13 temporary stores in Florida, Georgia and South Carolina during the 1995 and 1996 Christmas selling seasons, respectively.

The Company's financial statements for the year ended February 1, 1997, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $561,217 and $2,528,611 for the years ended February 3, 1996, and February 1, 1997, respectively, and had an accumulated deficit of $3,397,363 as of February 1, 1997.

The Company operated its chain of mall-based specialty gift retail stores until March 10, 1997. Pursuant to the terms of the proposed Sale Agreement unanimously approved by the Company's Board of Directors (the Board), in consideration of the transfer to Natural Wonders, Inc. (the Buyer) of substantially all of the Company's operating assets (including specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights and store leases), the Buyer has agreed to pay the Company approximately $500,000 in cash, subject to certain adjustments pursuant to the Sale Agreement, and to assume certain liabilities (including minimum future rental payments under the store leases, common area maintenance charges and other related obligations). In addition, in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company entered into a Management Agreement with the Buyer whereby the Buyer began operating the Company's specialty gift retail business consistent with the Buyer's past practices as of March 10, 1997. Under the Management Agreement, the Buyer is entitled to a management fee equal to all gross operating revenue recognized and/or received in respect of the operation of the business from and after March 10, 1997, through the date of termination, which is the earlier of the closing date or May 31, 1997. The Buyer has agreed to fund certain costs, expenses and liabilities associated with the operation of the Company during the term thereof.

The Company will be liable to the Buyer, in accordance with the terms of the Management Agreement, for costs and expenses in excess of gross operating revenues during the term thereof, if the closing does not occur by May 31, 1997, due to the failure of the Company to satisfy the closing conditions.

In addition, the Chairman of the Board, the President and the Company will enter into agreements at the closing of the Sale Agreement not to compete in the existing retail market category.

The Sale Agreement may be terminated by the Buyer if, on the closing date, certain conditions, including majority approval by the stockholders, are not met by the Company or waived by the Buyer or if the closing does not occur on or before May 31, 1997.

Upon closing of the Sale Agreement, the Company is expected to pay its remaining liabilities and obligations with available cash and the proceeds of the Sale Agreement. At that time, the Company is expected to become an acquisition vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination, of or with an operating business. After the closing of the sale transaction, the Company's ability to meet its general and administrative cost obligations will be limited, as it will at that time have no operating business to generate income and have limited excess cash, if any, after paying its vendors and other liabilities. There is no assurance that funds will be available from any source, particularly in light of the Company's anticipated financial condition, to effect any such business combinations. The Company has not yet identified any business opportunities and has not entered into any arrangement in which it will attempt to obtain an interest.

In the event that the closing of the Sale Agreement does not occur by May 31, 1997, or if the stockholders do not approve the sale transaction, the Company would explore other alternatives, which could affect the realizable values of the Company's assets and liabilities in the accompanying balance sheet.

Fiscal Year

The years ended February 3, 1996, and February 1, 1997, were 53-week and 52-week years, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments with original maturities of less than three months.

Certificate of Deposit

A certificate of deposit is maintained to serve as collateral for the Company's letter-of-credit relating to certain leased equipment. The certificate of deposit matures in November 1997 and bears interest at a rate of 4.64 percent per annum.

Inventories

Inventories are recorded at lower of cost or market by utilizing the retail method of inventory valuation.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital lease obligations and leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease terms. Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation or amortization are eliminated from the accounts, and any gain or loss is charged or credited to operations.

In the year ended February 3, 1996, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (SFAS 121). The impact of adopting SFAS 121 is reflected in loss on impairment in the accompanying statements of operations and accumulated deficit for the years ended February 3, 1996, and February 1, 1997.

Deferred Rent

Certain of the Company's operating leases contain predetermined fixed increases of the base rental rate during the initial term and concessions granted by lessors, including construction allowances. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying balance sheet.

Store Pre-Opening Costs

Operating costs (including site selection costs and store set-up and stocking costs) incurred prior to the opening of a new store are expensed and included in selling, general and administrative expenses in the accompanying statements of operations and accumulated deficit. All pre-opening expenses associated with temporary stores are expensed during the period. Legal and architectural fees associated with permanent store openings are capitalized.

Net Loss per Weighted Average Common and Common Equivalent Share

Net loss per weighted average common and common equivalent share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants using the treasury stock method.

The FASB has issued SFAS No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 effectively changes the primary earnings per share calculation to basic earnings per share and requires a calculation for fully diluted earnings per share, which is now referred to as diluted earnings per share. The Company is required to adopt SFAS 128 in the following fiscal year. Management believes that the adoption of SFAS 128 will have no impact on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Seasonality

The Company's business is highly seasonal, with a substantial portion of its revenues derived from product sales during the months of November and December. If for any reason the Company's sales were substantially below those normally expected in the fourth quarter of any fiscal year, the Company's operating results would be materially adversely affected.

2.   PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of February 1, 1997:

                                                      Estimated
                                                     Useful Lives      Amount
                                                     ------------   -----------

Leasehold improvements                                10 years      $   833,183
Furniture, fixtures and equipment                     5 years           441,930
                                                                    -----------
                                                                      1,275,113
Less- Accumulated depreciation and amortization                        (301,265)
                                                                    -----------
                                                                    $   973,848
                                                                    ===========

The Company acquired assets under capital lease obligations with a cost of $97,798 during the year ended February 3, 1996. The Company recorded a loss on impairment of equipment and leasehold improvements at certain store locations to their net realizable value. A majority of these assets represent improvements to the property, which were revalued to zero, since they cannot be sold or used in other store locations.

3.   DEFERRED RENT:

The aggregate maturities of deferred rent as of February 1, 1997, were as follows:

       Fiscal Year                                           Amount
       -----------                                         ----------
          1998                                             $  (8,016)
          1999                                                16,192
          2000                                                44,901
          2001                                                74,064
          2002                                                127,890
          Thereafter                                          476,621
                                                            ---------
                                                            $ 731,652
                                                            =========

4.   COMMITMENTS AND CONTINGENCIES:

The Company leases retail store space and office space under operating leases expiring in various years through 2005. These leases include fixed rent payments that escalate over the term of the lease and contingent rent payments based on gross sales exceeding certain thresholds. There were no contingent rent payments for the years ended February 3, 1996, and February 1, 1997. Certain of the Company's lease agreements contain provisions which enable the Company to terminate such agreements if specific conditions, including sales performance, are met.

Minimum future rental payments under noncancelable operating leases (exclusive of common area maintenance charges) as of February 1, 1997, were as follows:

       Fiscal Year                                           Amount
       -----------                                         ----------
          1998                                             $  875,740
          1999                                                899,948
          2000                                                928,657
          2001                                                957,820
          2002                                              1,011,646
          Thereafter                                        3,189,123
                                                           ----------
                                                           $7,862,934
                                                           ==========

Total rent expense, including common area maintenance charges under the Company's operating leases, was approximately $707,000 and $1,328,000 during the years ended February 3, 1996, and February 1, 1997, respectively.

The Company maintains a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expires in November 1997.

Future minimum lease payments under capital lease obligations, together with the present value of the future minimum lease payments, were as follows as of February 1, 1997:

       Fiscal Year                                          Amount
       -----------                                         ---------
          1998                                             $  85,463
          1999                                                76,662
          2000                                                23,690
                                                           ---------
          Total minimum lease obligations                    185,815
          Less- Interest                                     (26,029)
                                                           ---------
          Present value of capital lease obligations,
            including current maturities of $68,156        $ 159,786
                                                           =========

Effective March 26, 1996, the president of the Company resigned. The president had an employment agreement (the Agreement) with the Company which, as amended, expires in February 1997. Under the Agreement, the president was entitled to receive a base salary of approximately $90,000 and $95,000, respectively, during the fiscal years ended February 3, 1996, and February 1, 1997. Amounts due through the end of the contract period of $95,000 were accrued as of February 3, 1996. The remaining amount due under the Agreement of approximately $14,000 is included in accrued expenses in the accompanying balance sheet.

The Agreement also provides that, in the event of the president's death, his estate shall be entitled to sell to the Company, and the Company shall be required to buy, up to $500,000 of his common stock at a price per share equal to the fair market value thereof at such time, provided the Company has been able to obtain "key man" insurance on the president's life at commercially reasonable rates.

The Company had a $55,000 corporate credit line as of February 1, 1997, to facilitate employee expenses. The amount outstanding under this line is minimal and is included in accounts payable in the accompanying balance sheet.

The Company is not a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

5.   INCOME TAXES:

As of February 1, 1997, the Company had net deferred income tax assets of approximately $1,200,000, which was fully offset by a valuation allowance. The net deferred income tax asset (before allocation of the valuation allowance) consisted of the following as of February 1, 1997:

                                                                   Amount
                                                                 ----------
     Accrued expenses                                            $  308,000
     Net operating loss (NOL) carryforwards                         401,000
     Tax and financial basis differences
       of property and equipment                                    491,000
                                                                 ----------
               Net deferred income tax assets                    $1,200,000
                                                                 ==========

As of February 1, 1997, the Company had federal NOL carryforwards of approximately $1,066,000. Approximately $90,000 of the NOL is associated with the period January 1, 1995, through January 28, 1995, and can be carried forward ratably over the next four fiscal years. Approximately $976,000 of the NOL relates to the Company's C corporation periods and can be carried forward through periods ranging from 2009 to 2012. The benefit of the NOL carryforwards most likely will not be realized due to a change in the Company's operations from the specialty retail business to an acquisition company after the closing of the sale transaction.

6.   RELATED PARTY TRANSACTION:

During the year ended February 1, 1997, the Company entered into agreements with three members of its Board to borrow up to $600,000 to fund operations. The Company borrowed $410,000 under these agreements, all of which was repaid before February 1, 1997. Outstanding balances under these agreements accrued interest at 12 percent per annum, and interest of approximately $9,000 is included in interest expense in the accompanying statements of operations and accumulated deficit. Additionally, the Company granted to the three directors one warrant for every three dollars of borrowings made available (see Note 7).

7.   WARRANTS:

As of February 1, 1997, the following warrants were outstanding:

                                                        Aggregate
                                Title of Issue          Amount of
                                 of Security           Securities
                                Called for by         Called for by        Terms of          Exercise        Redemption
      Title                        Warrants             Warrants           Warrants            Price           Price
      -----                        --------             --------           --------            -----           -----
Redeemable Warrants                Common                                  5/17/95-
                                   Stock               1,150,000           5/17/98             $5.00          $0.10

Underwriters' Warrants             Common                                  11/17/95-
                                   Stock                 100,000           11/17/99            $7.25            --

Underwriters' Warrants             Redeemable                              11/17/95-
                                   Warrant               100,000           11/17/99            $.145            --

Directors' Warrants                Common                                  8/31/96-
                                   Stock                 200,000           8/31/01             $1.00            --
                                                       ---------
     Warrants outstanding                              1,550,000
                                                       =========

The Redeemable Warrants may be redeemed by the Company, subject to certain conditions, at $.10 per warrant if the Company's common stock trades for 20 consecutive days at or above $7.50 per share. The Underwriters' Warrants and Directors' Warrants are not redeemable by the Company. The effect of warrants outstanding has not been included in weighted average common and common equivalent shares outstanding on the accompanying statements of operations and accumulated deficit, as these warrants would have an antidilutive effect on net loss per weighted average common and common equivalent share.

8.   STOCK OPTION PLANS:

1994 Non-Employee Directors' Stock Option Plan

In November 1994, the Board adopted the 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan), which became effective upon the effective date of the Company's initial public offering (the Offering), reserving 40,000 unregistered shares of common stock for issuance under the Directors' Plan. Options under the Directors' Plan vest ratably over three years and may be exercised for 10 years from the grant date. The exercise price per share of each stock option will be equal to the fair market value of the stock on the date of grant. No options were granted during the year ended February 3, 1996. During the year ended February 1, 1997, the Company granted 10,000 options to non-employee directors at an exercise price of $1.50 under the Directors' Plan.

1994 Stock Option Plan

In November 1994, the Board adopted the 1994 Stock Option Plan (the Stock Option
Plan) which became effective upon the effective date of the Offering, reserving 260,000 unregistered shares of common stock for issuance under the Stock Option Plan as incentive or non-incentive stock options. Options under the Stock Option Plan vest ratably between one and five years as stated and may be exercised for 10 years from the grant date. The exercise price per share of each stock option will be an amount not less than the par value of such shares and, in the case of incentive options, not less than the fair market value of such shares on the date of grant. No options were granted during the year ended February 3, 1996, under the Stock Option Plan.

In May 1996, the Stock Option Plan was amended to add 300,000 shares to the previously authorized shares that were subject to options under the Stock Option Plan, resulting in a total of 560,000 shares of common stock available to grant under the Stock Option Plan. During the year ended February 1, 1997, the Company granted 400,000 options at exercise prices ranging from $1.00 to $1.68 per share under the Stock Option Plan.

Aggregate Stock Option Activity

The following table summarizes information about the aggregate stock option activity for the years ended February 3, 1996, and February 1, 1997:

                                     February 3, 1996       February 1, 1997
                                  ---------------------   ---------------------
                                              Weighted-               Weighted-
                                              Average                 Average
                                   Number     Exercise     Number     Exercise
                                  of Shares    Price      of Shares    Price
                                  ---------   ---------   ---------   ---------
Outstanding, beginning of year     130,000    $   4.54     130,000    $   4.54
     Granted                          --          --       410,000        1.51
     Exercised                        --          --          --          --
     Forfeited                        --          --          --          --
                                  --------    --------    --------    --------
Outstanding, end of year           130,000    $   4.54     540,000    $   2.24
                                  ========    ========    ========    ========

Options vested, end of year         85,000    $   4.54     293,333    $   2.85
                                  ========    ========    ========    ========

The weighted-average fair value of options granted during the year ended February 1, 1997, was $.69.

The following table summarizes information about stock options at February 1, 1997:

                           Options Outstanding             Options Exercisable
                  -------------------------------------  -----------------------
                                            Weighted-
                                Weighted-    Average                   Weighted-
                                Average     Remaining                  Average
                    Number      Exercise   Contractual     Number      Exercise
Exercise Prices   Outstanding    Price     Life (Years)  Exercisable    Price
---------------   -----------    -----     ------------  -----------    -----
   $  1.00          70,000      $   .13            9       14,000      $   .05
   $  1.50         110,000          .30            9      103,333          .52
   $  1.68         230,000          .71            9       46,000          .26
   $  4.25          80,000          .63            7       80,000         1.16
   $  5.00          50,000          .47            7       50,000          .86
   -------         -------      -------      -------      -------      -------
                   540,000      $  2.24         8.51      293,333      $  2.85
                   =======      =======      =======      =======      =======

The effect of options outstanding has not been included in weighted average common and common equivalent shares outstanding in the accompanying statements of operations and accumulated deficit, as these options would have an antidilutive effect on net loss per weighted average common and common equivalent share.

Accounting for Stock-based Compensation

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted in fiscal years beginning after December 15, 1994.

The Company adopted SFAS 123 for disclosure purposes in the year ended February 1, 1997. For SFAS 123 purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.9 to 6.4 percent, expected life of three years, no expected dividends, and expected volatility of approximately 60 percent. Using these assumptions, the fair value of the stock options granted in the year ended February 1, 1997, was approximately $75,000, which would be amortized as compensation expense over the vesting periods of the options.

Had compensation expense been recognized under SFAS 123, utilizing the assumptions detailed above, the Company's net loss and net loss per weighted average common and common equivalent share (LPS) would have been changed to the following pro forma amounts for the fiscal year ended February 1, 1997 (no effect for the fiscal year ended February 3, 1996):

                                                         Amount
                                                       -----------
     Net loss:      As reported                        $(2,528,611)
                    Pro forma                          $(2,570,863)

     LPS:           As reported                        $     (1.19)
                    Pro forma                          $     (1.21)

Because the SFAS 123 method of accounting has not been applied to options granted in fiscal years beginning prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years.

9.   PRO FORMA DISCLOSURES (Unaudited):

The following unaudited pro forma information reflects the adjustments pursuant to the proposed Sale Agreement as if the sale had occurred on February 1, 1997, for pro forma balance sheet purposes and at the beginning of fiscal years ended February 3, 1996, and February 1, 1997, for pro forma statements of operations. In fact, during the period February 2, 1997, through March 9, 1997, the Company operated the specialty retail business consistent with its past practices and incurred NOL of approximately $231,000 (unaudited).

Pro Forma Balance Sheet
                                                                    February 1,
                                                      Pro Forma        1997
                                      February 1,    Adjustments     Pro Forma
                                         1997        (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------
ASSETS:
     Cash and cash equivalents        $ 1,294,189    $   584,208    $ 1,878,397
     Inventories                        1,207,015     (1,207,015)          --
     Net property and equipment           973,848       (973,848)          --
     Other assets                         223,373       (123,373)       100,000
                                      -----------    -----------    -----------
          Total assets                $ 3,698,425    $(1,720,028)   $ 1,978,397
                                      ===========    ===========    ===========

LIABILITIES:
     Accounts payable                 $ 1,386,608    $   121,434    $ 1,508,042
     Deferred rent                        731,652       (731,652)          --
     Other liabilities                    417,565           --          417,565
                                                     -----------    -----------
          Total liabilities             2,535,825       (610,218)     1,925,607
                                      -----------    -----------    -----------

STOCKHOLDERS' EQUITY:
     Paid-in capital                    4,559,963           --        4,559,963
     Accumulated deficit               (3,397,363)    (1,109,810)    (4,507,173)
                                      -----------    -----------    -----------
          Total stockholders' equity    1,162,600     (1,109,810)        52,790
                                      -----------    -----------    -----------
          Total liabilities and
            stockholders' equity      $ 3,698,425    $(1,720,028)   $ 1,978,397
                                      ===========    ===========    ===========

The pro forma balance sheet adjustments reflect the sale of inventories and property and equipment for $500,000 cash plus $25,000 for inventories in excess of $700,000. The remaining adjustments relate to reimbursable deposits and prepaid expenses, revaluation of remaining property and equipment and other assets, accruals for severance, insurance, interest and lease commitment costs, and the reversal of deferred rent due to assumption of leases by the Buyer.

In the first quarter of fiscal 1997, the Sale will result in an estimated loss of approximately $868,000. In addition to the transactions reflected above in the pro forma balance sheet, the Company could also be liable for a maximum closing penalty of $45,000, as defined in the Sale Agreement, if the closing occurs between April 15, 1997, and May 31, 1997. The Company will be reimbursed for up to $100,000 of reimbursable and documented legal costs and expenses, as defined in the Sale Agreement. The Company also expects to incur approximately $100,000 of non-reimbursable legal costs and expenses relating to the sale transaction subsequent to February 1, 1997.

Pro Forma Statements of Operations
                                                                    Year Ended
                                                                    February 3,
                                                      Pro Forma        1996
                                      February 3,    Adjustments     Pro Forma
                                         1996        (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------
NET SALES                             $ 5,510,278    $(5,510,278)   $      --

COST OF SALES                           2,777,633     (2,777,633)          --
                                      -----------    -----------    -----------
          Gross profit                  2,732,645     (2,732,645)          --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               3,318,179     (2,892,479)       425,700

LOSS ON IMPAIRMENT                         85,789        (85,789)          --
                                      -----------    -----------    -----------
          Loss from operations           (671,323)       245,623       (425,700)

INTEREST AND OTHER INCOME                 135,076           --          135,076

INTEREST EXPENSE                          (24,970)          --          (24,970)
                                      -----------    -----------    -----------

NET LOSS FROM OPERATIONS              $  (561,217)   $   245,623    $  (315,594)
                                      ===========    ===========    ===========

NET LOSS FROM OPERATIONS PER
  WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARE                               $      (.26)                  $      (.15)
                                      ===========                   ===========

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                    2,118,125                     2,118,125
                                      ===========                   ===========

                                                                    Year Ended
                                                                    February 1,
                                                      Pro Forma        1997
                                      February 1,    Adjustments     Pro Forma
                                         1997        (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------
NET SALES                             $ 8,166,755    $(8,166,755)   $      --

COST OF SALES                           4,308,643     (4,308,643)          --
                                      -----------    -----------    -----------
          Gross profit                  3,858,112     (3,858,112)          --


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 4,910,755     (4,670,055)       240,700


LOSS ON IMPAIRMENT                      1,485,535     (1,484,535)          --
                                      -----------    -----------    -----------
          Loss from operations         (2,538,178)     2,297,478       (240,700)

INTEREST AND OTHER INCOME                  46,356           --           46,356

INTEREST EXPENSE                          (36,789)         9,000        (27,789)
                                      -----------    -----------    -----------

NET LOSS FROM OPERATIONS              $(2,528,611)   $ 2,306,478    $  (222,133)
                                      ===========    ===========    ===========

NET LOSS FROM OPERATIONS PER
  WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARE                               $     (1.19)                  $      (.10)
                                      ===========                    ===========

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                    2,118,125                     2,118,125
                                      ===========                   ===========

The Company's loss from discontinued operations would have been approximately $1,259,000, or $(.59) per share, and $2,510,000, or $(1.19) per share, for the fiscal years ended February 3, 1996, and February 1, 1997, respectively, had the sale transaction consummated at the beginning of the fiscal years.

The pro forma adjustments reflect reversal of sales and cost of sales as if the sale had occurred at the beginning of the fiscal years. The pro forma adjustment of selling, general and administrative expenses includes reversal of store and support personnel compensation and occupancy, supply, freight and vehicle costs and certain professional fees from continuing operations. The remaining balance of selling, general and administrative expenses consists of $84,000 of leased register equipment expense, Board insurance, corporate and certain other administrative expenses, including $185,000 compensation expense for the Company's former president in the year ended February 3, 1996 (see Note 4). The remaining pro forma adjustments are for reversal of loss on impairment relating to permanent store locations and reversal of interest expense for borrowings from the Company's directors (see
Note 6).