Form 10KSB/A
period 1997-02-01
WHAT A WORLD INC/DE/
filed 1997-05-19
CIK 931073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB
                               (Amendment No. 1)

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

10.6* Agreement dated as of September 8, 1994 by and among the Registrant, Edward J. Munley, David B. Cornstein and David F. Miller in respect of contribution of shares to the Registrant (incorporated by reference to exhibit 10.19 of the SB-2).
10.7* Equipment Lease Agreement, dated December 2, 1994, between the Company and Wasco Funding Corporation. (incorporated by reference to exhibit
          10.21 of the 1994 Form 10-KSB)
10.8* Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr., and David F. Miller. (incorporated by reference to the Registrant's Form 10-Q for the Quarter ended August 3, 1996 as filed September 17, 1996 (the "Third Quarter 1996 10-Q)).
10.9* Form of Warrant and Registration Agreement dated as of August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr., and David
          F. Miller. (incorporated by reference to the Third Quarter 1996 10-Q).
10.10* Security Agreement dated as of August 28, 1996 in respect of Seasonal Secured Revolving Notes. (incorporated by reference to the Third Quarter 1996 10-Q).
10.11 Asset Purchase Agreement dated as of March 7, 1997 between the Registrant and Natural Wonders, Inc.
10.12 Form of Shareholder Lock-up Agreement dated March 7, 1997 by each of David B. Cornstein, David F. Miller, and Edward J. Munley
10.13 Management Agreement dated March 7, 1997 between the Registrant and Natural Wonders, Inc.
10.14 Form of Non Competition Agreement dated March 7, 1997 by David B. Cornstein and David F. Miller.
11* Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).
16* Letter dated January 26, 1995 from Ernst & Young LLP in regard to their review of the Current Report on Form 8-K dated January 20, 1995 which reports the dismissal of Ernst & Young as the Registrant's independent certified public accountants(incorporated by reference from Exhibit 1 of the Current Report on Form 8-K dated January 20, 1995 as filed with the Securities and Exchange Commission).
27        Financial Data Schedule

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
Edward J. Munley, Director                                             Date

                                                                      APPENDIX A

                            ASSET PURCHASE AGREEMENT


                                 BY AND BETWEEN

                             NATURAL WONDERS, INC.

                                      AND

                              WHAT A WORLD!, INC.


                              DATED MARCH 7, 1997

                            ASSET PURCHASE AGREEMENT

    This ASSET PURCHASE AGREEMENT (the "Agreement") is made as of March 7, 1997 by and between Natural Wonders, Inc., a Delaware corporation ("Buyer"), and What A World!, Inc., a Delaware corporation ("Seller"), with reference to the following:

    Seller is a mall-based specialty unique gift retailer which owns and operates a total of twelve stores in Florida, New Jersey and New York. Subject to the terms and conditions of this Agreement, Buyer is willing to purchase, and Seller is willing to sell, certain of the assets, rights, and business of Seller, subject to certain of the liabilities thereof.

    The parties agree as follows:

1. SALE AND PURCHASE OF ASSETS.

    1.1 SALE OF ASSETS.

    On the terms and subject to the conditions of this Agreement and for the consideration set forth herein, Seller shall at the Closing, as defined in
Section 1.6.1, sell, convey, assign, transfer and deliver to Buyer, and Buyer shall purchase and acquire from Seller, the assets of Seller described below (which assets, excluding the assets listed on Schedule 1.2, shall be referred to as the "Assets"):

    (a) Inventories. All good and salable current inventory of Seller (which inventory shall have a value of at least $700,000 based upon the lower of cost or market value (the "Minimum Inventory Amount")) as of the Closing Date wherever located (the "Inventories"). A summary by class of such items on hand as of March 1, 1997 is attached hereto as Schedule l.l(a).

    (b) Fixed Assets and Tangible Personal Property. All fixed assets and tangible personal property of Seller (other than the Inventories) located at each of the Seller's Leased Properties (as defined below) and the Seller's Warehouse, including without limitation, all store fixtures, furniture and lighting fixtures, and all store supplies, wherever located. A list of such fixed assets and tangible personal property by class of such items is attached hereto as Schedule 1.1(b) showing, for each such class of asset: the amount at which such class of asset is carried on Seller's books, its depreciation schedule, its location and (in the event that Seller does not have possession) the name of the person in possession.

    (c) Intangible Personal Property. All deposits and prepaid expenses, vendor lists, customer lists, customer files, customer records, and licenses and permits susceptible of transfer under regulatory agency rules. A detailed list of such assets is attached hereto as Schedule l.l(c).

    (d) Contracts. All rights in and to all contracts of Seller to the extent such rights and contracts relate specifically to the operation and maintenance of the Leased Properties, and to the extent assignable, including the Assets maintained by Seller therein, including without limitation, license agreements, assignment agreements, maintenance agreements, service agreements, and agreements for leased equipment (but not including the lease for the Leased Register Equipment, as defined herein) (together, the "Contracts"). A list of all Contracts involving the payment or receipt of $2,500 or more in any one-year period is attached hereto as Schedule l.l(d) showing, for each such Contract, the names of the parties, the subject of the Contract and the date of the Contract. Copies of all material written Contracts have been furnished to Buyer.

    1.2 ASSETS NOT PURCHASED.

    Seller shall not sell, and Buyer shall not acquire any interest in, any of Seller's assets not transferred pursuant to Section 1.1. Such assets shall remain the property of Seller, and Buyer shall have no liability or other responsibility with respect thereto.

    1.3 PURCHASE PRICE.

         1.3.1 Purchase Price and Other Payments. Subject to the other terms and conditions of this Agreement and in full consideration for the Assets: (a) Buyer shall pay at the

Closing (the "Purchase Price") the sum of $500,000 (as adjusted in accordance with Section 1.3.2 below), in immediately available funds; and (b) Buyer shall assume certain liabilities of Seller pursuant to Section 1.4. In addition, Buyer shall reimburse Seller for (i) all prepaid expenses and deposits (including, without limitation, all rent deposits for the Store Leases (as defined herein)) assigned to Buyer, which payments are listed on Schedule 1.3.1 attached hereto, and (ii) all cash on hand at each of the Leased Properties as of the close of business on March 9, 1997.

         1.3.2 Closing Inventory Adjustment. (a) Buyer shall, at its sole discretion, undertake a physical inventory of the Seller's Inventories on or about March 8, 1997 in accordance with the procedures set forth below (the "Buyer's Inventory"). The Buyer's Inventory shall be compared to the Seller's perpetual inventory records dated as of March 8, 1997, as adjusted for differences from its physical inventory as of February 1, 1997. In the event that Buyer's Inventory is less than the Minimum Inventory Amount, any such difference shall be subtracted at the Closing from the Purchase Price set forth in Section 1.3.1 above.

        Inventory Procedures: (i) Seller has taken a physical inventory of all Inventories at all Leased Properties on or about January 31, 1997; (ii) Seller has subsequently updated its perpetual inventory records; (iii) Buyer will, at its sole discretion and expense, take a total physical inventory on March 8, 1997 at the Monmouth, N.J. and Clearwater, Fla. Leased Properties; (iv) Buyer will compare its Buyer's Inventory to the perpetual inventory records of the Seller with respect to such Leased Properties; (v) to the extent that the Buyer's Inventory is less than the Seller's perpetual inventory for such Leased Properties, the Buyer will apply the percentage difference to the Seller's total perpetual inventory; (vi) to the extent that the adjusted Seller's perpetual inventory is less than the Minimum Inventory Amount, the Purchase Price shall be adjusted downward; (vii) if Seller does not accept Buyer's Inventory, Seller can, at its expense conduct a physical inventory of all Leased Properties on or before the Closing and to the extent that such physical inventory is less than the Minimum Inventory Amount, the Purchase Price shall be adjusted downward.

    (b) Buyer shall pay at Closing an additional amount of up to $25,000 to Seller equal to one-quarter of the value of all good and salable current inventory of Seller (exclusive of all goods which are are defined by Seller as permanent markdowns (approximately $80,00 in goods) for which goods the Buyer shall receive at no charge) which is in excess of the Minimum Inventory Amount. Such goods shall be valued at the lower of cost or market value and the amount of such goods shall be determined by reference to the Seller's perpetual inventory records as of March 9, 1997, as adjusted for physical inventory adjustment.

         1.3.3 Purchase Price Escrow. Simultaneously with the execution of this Agreement, Buyer shall deposit the sum of $500,000 into escrow with Baker & McKenzie, counsel for Buyer (the "Escrow Agent") pursuant to the terms and conditions of the Escrow Agreement between Buyer, Seller and Escrow Agent substantially in the form of Exhibit 1.3.3 attached hereto.

    1.4 ASSUMPTION OF LIABILITIES. In connection with the purchase and sale of the Assets pursuant to this Agreement, Buyer shall assume in writing at the Closing, only those liabilities and obligations of Seller that are specifically described on Schedule 1.4, (the "Assumed Liabilities") including without limitation, the retail store leases (the "Store Leases") for each of the Seller's retail locations (the "Leased Properties"). Without limiting the generality of the foregoing, Buyer shall assume all liabilities under the Store Leases arising on or after the Closing Date regardless of whether Seller is able to obtain requisite consent to assignment of any one or more of the Store Leases. To the extent consent to assignment of a Store Lease cannot be obtained, Buyer and Seller shall enter in to such alternative arrangements and agreements as may be appropriate to effectuate the intent of the parties with respect to the Store Leases. No other liabilities or obligations of any nature, whether known or unknown, whether fixed or contingent, accrued or unaccrued, shall be assumed by Buyer in connection with the purchase and sale of the Assets hereunder.

    1.5 USE OF LEASED EQUIPMENT. Seller shall permit the Buyer to have full access to and rights to the continued use of the computer and store register equipment presently leased by the Seller (the "Leased Register Equipment") for a period not to exceed one year from the date of Closing, which equipment and lease is more fully described on Schedule 1.5 attached hereto. Buyer shall use its best efforts to discontinue the use of the Leased Register Equipment as quickly as possible after Closing. In the event Seller discontinues the use of its current corporate offices which house certain components of the Leased Register Equipment, Buyer shall undertake to obtain and pay for a suitable facility for such equipment during the period in which it requires use of the Leased Register Equipment. In addition, during its use of the Leased Register Equipment, Buyer shall pay all maintenance costs related to the Leased Register Equipment. The foregoing shall not include the underlying lease payments for the Leased Register Equipment which payments shall remain solely an obligation of Seller.

    1.6 CLOSING.

         1.6.1 Closing Date. The closing of the purchase and sale of the Assets (the "Closing") shall take place at the offices of Baker & McKenzie, 660 Hansen Way, Palo Alto, CA at 10:00 a.m. on the first business day following the approval of the transactions contemplated herein by the Seller's stockholders at a properly noticed meeting of the stockholders of Seller or at such other place, date or time as Buyer and Seller may agree (the "Closing Date").

         1.6.2 Seller's Deliveries at Closing. At the Closing, Seller shall deliver or cause to be delivered the following to Buyer against delivery of the items specified in Section 1.6.3:

              (a) A Bill of Sale in a form mutually satisfactory to counsel to
                  Seller and Buyer;

              (b) A License in favor of Buyer to use Seller's trademarks and tradenames in a form mutually satisfactory to counsel to Seller and Buyer;

              (c) Certified resolutions of Seller's Board of Directors and stockholders authorizing consummation of the transactions contemplated by this Agreement;

              (d) A compliance certificate pursuant to Section 4.3;

              (e) The opinion of Seller's counsel pursuant to Section 4.4;

              (f) A good standing certificate from the State of Delaware for
                  Seller as of a date not earlier than five business days before the Closing;

              (g) Termination statements for all outstanding UCC financing statements (other than for UCC financing statements filed in connection with leases being assumed under Section 1.4);

              (h) All third party consents (excluding the consent of each of the lessors of the Leased Properties specifically consenting to the assignment of the Store Leases to the Buyer) necessary for consummation of the transactions contemplated hereby;

              (i) A balance sheet showing the Assets, the Assumed Liabilities of Seller as of the Closing Date;

              (j) Buyer shall have received assurances satisfactory to it that the provisions of the bulk-sales laws, if any, of the of Florida, New York and New Jersey have been complied with;

              (k) Buyer shall have received satisfactory evidence of the payment of all outstanding liabilities to the vendors listed on Schedule 1.6.2(k);

              (l) Buyer shall have received satisfactory evidence of payment of all sales taxes due and owing by the Seller as of the close of business of the day immediately preceding the Closing;

              (m) Such other documents and instruments as shall be reasonably requested to effect the transactions contemplated hereby.

    Simultaneously with such deliveries, Seller shall take such steps as are necessary to put Buyer in actual possession and control of the Assets.

         1.6.3 Buyer's Deliveries at Closing. At the Closing, Buyer shall deliver or cause to be delivered to (or pursuant to the instructions of) Seller the following against delivery of the items specified in Section 1.6.2:

              (a) Certified check or wire transfer of immediately available funds of the Purchase Price, as adjusted in accordance with Sections 1.3.2(a) and (b), together with the amount set forth in Schedule 1.3.1;

              (b) Certified resolutions of Buyer's Board of Directors
                  authorizing consummation of the transactions contemplated by this Agreement;

              (c) A compliance certificate pursuant to Section 5.3;

              (d) An assumption agreement with respect to the Assumed
                  Liabilities in a form mutually satisfactory to counsel to Seller and Buyer; and

              (e) Such other documents and instruments as shall be reasonably necessary to effect the transactions contemplated hereby.

    1.7 CONSENTS OF THIRD PARTIES. Nothing in this Agreement shall be construed as an attempt or agreement to assign: (i) any Contract (other than the Store Leases) which is non-assignable without the consent of the party or parties thereto unless such consent shall have been obtained; or (ii) any Contract (other than the Store Leases) or claim as to which all of the remedies for the enforcement thereof enjoyed by Seller would not pass to Buyer as an incident of the assignments provided for by this Agreement. Seller shall cooperate with Buyer to obtain the consents of any other party required in connection with the transfer of any Contract requiring such consent and shall provide Buyer with all of the benefits enjoyed by Seller under any such Contract until consent to the assignment thereof is obtained.

    1.8 PRINCIPAL STOCKHOLDER LOCK-UP. Simultaneously with the execution of this Agreement, each of David F. Miller, David B. Cornstein and Edward J. Munley (collectively, the "Principal Stockholders") shall execute and deliver to Seller a lock-up agreement in the form attached hereto as Exhibit 1.8.

    1.9 MANAGEMENT AGREEMENT. Simultaneously with the execution of this Agreement, the parties shall enter into a management agreement in the form attached hereto as Exhibit 1.9 (the "Management Agreement").

2. REPRESENTATIONS AND WARRANTIES OF SELLER.

    Seller hereby represents and warrants to Buyer that:

    2.1 ORGANIZATION AND AUTHORITY. Seller: (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;
(ii) has all necessary corporate power to own and lease its properties, to carry on its business as now being conducted and at Closing will have the power to enter into and perform this Agreement; and (iii) is qualified to do business in all jurisdictions in which the failure to so qualify would have a material adverse effect on its business or financial condition.

    2.2 Authority Relating to this Agreement: No Violation of Other Instruments.

         2.2.1 Subject to the approval of Seller's stockholders of the transactions contemplated herein and compliance with applicable federal securities laws and the Delaware General Corporation Law, the execution and delivery of this Agreement and the performance hereunder by Seller have been duly authorized by all necessary corporate action on the part of Seller and, assuming execution of this Agreement by Buyer, this Agreement will constitute a legal, valid and binding obligation of Seller, enforceable against Seller in accordance with its terms, subject as to enforcement: (i) to bankruptcy, insolvency, reorganization, arrangement, moratorium and other laws of general applicability relating to or affecting creditors' rights; and (ii) to general principles of equity, whether such enforcement is considered in a proceeding in equity or at law.

         2.2.2 Subject to the approval of Seller's stockholders of the transactions contemplated herein and compliance with applicable federal securities laws and the Delaware General Corporation Law, and except as set forth in Schedule 2.2.2, neither the execution of this Agreement nor the performance hereof by Seller will: (i) conflict with or result in any breach or violation of the terms of any decree, judgment, order, law or regulation of any court or other governmental body now in effect applicable to Seller; (ii) conflict with, or result in, with or without the passage of time or the giving of notice, any breach of any of the terms, conditions and provisions of, or constitute a default under, or result in the creation of any lien, charge, or encumbrance upon any of the Assets pursuant to, any indenture, mortgage, lease, agreement or other instrument to which Seller is a party or by which it or any of the Assets are bound; (iii) permit the acceleration of the maturity of any indebtedness of Seller or of any other person secured by the Assets; (iv) violate or conflict with any provision of Seller's Certificate of Incorporation, Bylaws, or similar organizational instruments; or (v) give rise to any statutory dissenter's rights from Seller's stockholders, which, in the case of clauses (i) through (v) above, individually, or in the aggregate, could reasonably be expected to materially adversely affect the ability of the Seller to effectuate the transactions contemplated herein.

         2.2.3 Subject to compliance with applicable federal securities laws, the Delaware General Corporation Law and state bulk transfer laws, to the extent they apply, and except as otherwise disclosed in Schedule 2.2.3, no consent from any third party and no consent, approval or authorization of, or declaration, filing or registration with, any government or regulatory authority is required to be made or obtained in order to permit the execution, delivery or performance of this Agreement by Seller, or the consummation of the transactions contemplated by this Agreement, except where the failure to obtain any such consent, approval, authorization or declaration or make any filing or registration will not individually, or in the aggregate, materially adversely affect the ability of the Seller to effectuate the transactions contemplated herein.

    2.3 OWNERSHIP AND DELIVERY OF ASSETS. The Assets, together with all other assets of Seller, comprise substantially all of the assets, rights and business of Seller. Seller is the true and lawful owner of the Assets and has all necessary power and authority to transfer the Assets to Buyer free and clear of all liens, charges, security interests, conditional sales contracts, equities, claims or other encumbrances ("Liens") other than (i) Liens noted in Schedule 2.3, (ii) Liens for current real and personal property taxes not yet due and payable and (iii) Liens, the existence of which would not have a material adverse effect on the condition, financial or otherwise, Assets, liabilities, business, prospects or results of operations of Seller. No other person, including without limitation any officer, director, employee, or stockholder of Seller, will have on the Closing Date any direct or indirect interest in any of the Assets. Upon delivery to Buyer on the Closing Date of the Bill of Sale and other instruments of conveyance with respect to the Assets, and of releases and UCC termination statements from all Lien holders listed on Schedule 2.3 (except holders of liens related to leases included in the Assumed Liabilities), Buyer will acquire good title to the Assets free and clear of all Liens, other than those specifically noted above.

    2.4 COMPLIANCE WITH LAW. Seller holds all material licenses, permits and authorizations necessary for the lawful conduct of Seller's business wherever conducted pursuant to all applicable statutes, laws, ordinances, rules and regulations of all governmental bodies, agencies and subdivisions having, asserting or claiming jurisdiction over Seller or over any part of Seller's operations, and Seller knows of no violation thereof. Schedule 2.4 constitutes a true and complete list of such material licenses, permits and authorizations. Seller is not in violation of any decree, judgment, order, law or regulation of any court or other governmental body (including without limitation, applicable environmental protection legislation and regulations, equal employment and civil rights regulations, wages, hours and the payment of social security taxes and occupational health and safety legislation), which violation could have a material adverse effect on the condition, financial or otherwise, Assets, liabilities, business, prospects or results of operations of Seller.

    2.5 Intentionally Deleted

    2.6 FINANCIAL STATEMENTS. Seller has delivered to Buyer financial statements of Seller (the "Financial Statements") as follows:

         2.6.1 Balance Sheets and Statements of Operations and Cash Flows of Seller as of January 4, 1997 and for the one month period ended February 1, 1997, which are unaudited and prepared by management in the ordinary course of business of Seller and are attached as Exhibit 2.6.1A.

         2.6.2 Balance Sheets of Seller at February 3, 1996 and January 28, 1995, together with Statements of Operations and Cash Flow for the year ended December 31, 1994 and for the period from January 1, 1995 to January 28, 1995, which financial statements are accompanied by the audit report thereon of Arthur Andersen LLP are attached as Exhibit 2.6.2B.

Each Financial Statement as well as the notes thereto is in accordance with the books and records of Seller, fairly presents in all material respects the financial position of Seller at the date indicated and the results of operations of Seller for the period indicated, and has been prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied, except that all interim financial statements may vary from GAAP insofar as footnote disclosures required for compliance with GAAP are not included.

    2.7 ABSENCE OF UNDISCLOSED LIABILITIES. Except as set forth on Schedule 2.7, as of February 1, 1997, Seller did not have and as of the Closing Date Seller will not have, any indebtedness or liability (fixed or contingent, known or unknown, accrued or unaccrued) which is not shown or provided for in full on
Schedule 2.7 and, in the case of the Closing Date, except for liabilities which are not material and which have arisen in the ordinary course of business of Seller after February 1, 1997.

    2.8 TAX RETURNS AND PAYMENTS. Except as set forth in Schedule 2.8, all tax returns and reports with respect to Seller required by law to be filed under the laws of any jurisdiction, domestic or foreign, have been duly and timely filed and all taxes, fees or other governmental charges of any nature which were required to have been paid have been paid or provided for. Seller has no knowledge of any unpaid taxes or any actual or threatened assessment of deficiency or additional tax or other governmental charge or a basis for such a claim against Seller. Seller has no knowledge of any tax audit of Seller by any taxing or other authority in connection with any of its fiscal years, Seller has no knowledge of any such audit currently pending or threatened, and there are no tax liens on any of the properties of Seller, nor have any such liens been threatened.

    2.9 ABSENCE OF CERTAIN CHANGES OR EVENTS. Since December 31, 1996 through the date of this Agreement, except as set forth on Schedule 2.9 or as contemplated by this Agreement, there have been no material changes in the condition, financial or otherwise, Assets, liabilities, business, prospects or the results of operations of Seller, other than changes in the ordinary course of business which in the aggregate have not been materially adverse. Without limiting the foregoing, since December 31, 1996 through the date of this Agreement, except as set forth in Schedule 2.9 and as contemplated by this
Agreement:

         2.9.1 There have been no losses or damage to any of the Assets due to fire or other casualty, whether or not insured, amounting to more than $10,000 in the aggregate;

         2.9.2 Seller has not executed, created, amended or terminated any Contract except in the ordinary course of business;

         2.9.3 There has been no material change in the contingent obligations of Seller by way of guaranty, endorsement, indemnity, warranty or otherwise;

         2.9.4 There has been no change in accounting methods or practices (including without limitation, any change in depreciation or amortization policies or rates) by Seller;

         2.9.5 There has been no revaluation by Seller of any of the Assets;

         2.9.6 There has been no sale or transfer of any of the Assets, except in the ordinary course of business;

         2.9.7 There has been no commencement or notice of threat of commencement of any governmental proceeding against or investigation of Seller or its affairs; and

         2.9.8 There has been no revocation of license or right to do business granted to Seller.

    2.10 INVENTORIES. The Inventories are all good and salable current inventory of Seller. The amounts shown for inventories on Exhibit 2.6.1A have been determined in accordance with generally accepted accounting principles stated at lower of cost or market utilizing the retail method of inventory valuation. The Inventories have a value of at least the Minimum Inventory Amount as of the date hereof.

    2.11 PERSONAL PROPERTY. Seller has good title, free and clear of all Liens, to all equipment, furniture, and other personal property reflected on Schedules l.l(a), (b) and (c), except as set forth in Schedule 2.11. Except as set forth on Schedule 2.11, all such personal property is in good operating condition, ordinary wear and tear excepted. Except as set forth on Schedule 2.11, all of the leases to personal property utilized in the business of Seller are valid and enforceable and are not in default.

    2.12 REAL PROPERTY. Except as set forth on Schedule 2.12, all of the Store Leases are valid and enforceable and are not in default. Except as set forth in
Schedule 2.12, to Seller's knowledge, the Leased Properties, the improvements located thereon, and the furniture, fixtures and equipment relating thereto (including plumbing, heating, air conditioning and electrical systems), conform to any and all applicable health, fire, safety, zoning, land use and building laws, ordinances and regulations, except where a violation would not have a material adverse effect on the condition, financial or otherwise, Assets, liabilities, business, prospects or results of operations of Seller . There are no outstanding contracts made by Seller for any improvements made to the Leased Properties which have not been paid for. To Seller's knowledge, all Leased Properties have been constructed in accordance with all applicable building codes and otherwise in accordance with the Store Leases and the rules and regulations of the lessors of such Store Leases and all mechanical and electrical systems present in and used in connection with the Leased Properties are in good working order.

    2.13 TRADEMARKS, TRADE NAMES AND COPYRIGHTS. All trademarks, trade names, copyrights, trade secrets or other proprietary rights that are necessary to the conduct of Seller's business are owned or are useable by Seller and are listed on Schedule 2.13. Except as otherwise noted in Schedule 2.13, the conduct of any business conducted by Seller does not infringe any trademark, trade name, service mark, copyright, trade secret, or other proprietary right of any other person. Except as otherwise noted in Schedule 2.13, no litigation is pending or has been threatened in writing against Seller or, to the knowledge of Seller, against any officer, director, stockholder, employee or agent of Seller, for the infringement of any trademarks or trade names of any other party or for the misuse or misappropriation of any trade secret or other proprietary right owned by any other party; nor, to the knowledge of Seller, does any basis exist for any such litigation. To Seller's knowledge and except as otherwise noted in Schedule 2.13, there has been no infringement or unauthorized use by any other person of any trademark, trade name, copyright or other proprietary right belonging to Seller.

    2.14 WARRANTIES AND GUARANTEES. Except as set forth on Schedule 2.14, Seller has made no warranties or guarantees relating to its products.

    2.15 LITIGATION. Except as set forth on Schedule 2.15, neither Seller nor, to the knowledge of Seller, any officer, director, stockholder, employee or agent of Seller is a party to any written pending or, to the knowledge of Seller, threatened action, suit, proceeding or investigation, at law or in equity or otherwise in, for or by any court or other governmental body which could have a material adverse effect on: (i) the condition, financial or otherwise, Assets, liabilities, business, prospects or results of operations of Seller; or (ii) the transactions contemplated by this Agreement; nor does any basis exist for any such action, suit, proceeding or investigation. Seller is not subject to any pending or threatened product liability claim; nor does any basis exist for any such claim. Except as set forth on Schedule 2.15, Seller is not subject to any decree, judgment, order, law or regulation of any court or other governmental body which could have a material adverse effect on the condition, financial or otherwise, Assets, liabilities, business, prospects or results of operations of Seller or which could prevent the transactions contemplated by this Agreement.

    2.16 PERSONNEL. Schedule 2.16 comprises a list of: (i) all Employee Plans (as hereinafter defined) and all contracts or agreements with directors, officers, employees or consultants to which Seller is a party or is subject as of the date of this Agreement; (ii) the names, hire dates, accrued wages (including salaries, commissions and bonuses), severance pay, vacation pay, sick leave or other benefits, current salary rates, bonuses paid during the last fiscal year and (iii) all group insurance programs in effect for employees of Seller. Seller is not in default with respect to any of the obligations so listed. Seller has delivered to Buyer complete and correct copies of all such written obligations and complete summaries of all such oral obligations. Except as set forth on Schedule 2.16, Seller has no union contracts or collective bargaining agreements with, or any other obligations to, employee organizations or groups relating to Seller's business, nor is Seller currently engaged in any labor negotiations except in minor grievances not involving any employee organization or group, nor, to the best knowledge of Seller, is Seller the subject of any union organization affecting its business. There is no pending or, to Seller's best knowledge, threatened labor dispute, strike or work stoppage affecting Seller's business. All plans listed on Schedule 2.16 are in full compliance with applicable provisions of the Employees Retirement Income Security Act of 1974, as amended ("ERISA"), and regulations issued under ERISA, and there is no unfunded liability with respect to such plans. Schedule 2.16 also lists the amount payable to employees of Seller under other fringe benefit plans.

    2.17 INSURANCE. Schedule 2.17 constitutes a list of all insurance policies and bonds in force with respect to Seller showing for each such policy or bond:
(i) the owner; (ii) the coverage of such policy or bond; (iii) the amount of premium properly allocable to such policy or bond; (iv) the name of the insurer; and (v) the termination date of the policy or bond. All such insurance policies and bonds are in full force and effect, and the insurance coverage provided by such policies and bonds is adequate for the conduct of the business conducted by Seller in accordance with good business practices.

    2.18 CERTAIN PAYMENTS. Neither Seller, nor to Seller's knowledge, any director, officer, employee or agent of Seller, has made or caused to be made, directly or indirectly, the payment of any consideration whatsoever to any public official, candidate for public office, political party, or other third person in connection with the business or operations of Seller, or pertaining to Seller's relations with any customer, supplier, or creditor, in contravention of the law of any applicable jurisdiction.

    2.19 BROKERS AND FINDERS. Neither Seller nor any stockholder, director, officer, employee or agent of Seller has retained any broker or finder in connection with the transactions contemplated by this Agreement. As more fully set forth in Section 9, Seller will indemnify and hold Buyer harmless against all claims for brokers' or finders' fees made or asserted by any party claiming to have been employed by Seller or any stockholder, director, officer, employee or agent of Seller and all costs and expenses (including the reasonable fees of counsel) of investigating and defending such claims.

    2.20 CONTRACTS. Except as set forth on Schedule 2.20, neither Seller nor, to Seller's knowledge, any other party to the Contracts is in default in performance of or not in compliance with any material provisions of such Contracts. Seller has no knowledge of any intent by any other party not to perform its obligations under any such Contract. Except as set forth on Schedule 2.20, Seller has the right to assign all Contracts to Buyer pursuant to this Agreement and neither the assignment of such Contracts nor the consummation of the transactions contemplated by this Agreement permits, or to the best knowledge of Seller, would lead any party to such Contract, to terminate or alter such Contract.

    2.21 ABSENCE OF ENVIRONMENTAL LIABILITIES. To the knowledge of Seller, at all times prior to the Closing Date, Seller has complied with all applicable environmental laws, orders, regulations, rules and ordinances adopted, imposed or promulgated by any governmental entity relating to the Seller's Properties. To Seller's knowledge, neither Seller nor any of the Leased Properties are in violation of any federal, state or local law, ordinance or regulation relating to industrial hygiene, worker safety, environmental hazardous materials or waste or toxic materials on, under or about any of the properties, including soil and waste water conditions. To Seller's knowledge, no current use of any of the Leased Properties constitutes a public or private nuisance. To Seller's knowledge, the environmental licenses, permits, clearances, consents and authorizations material to the operations of Seller are in full force and effect. Seller is not aware of any fact or circumstance that could involve Seller or Buyer in any environmental litigation or impose any material environmental liability upon Seller or Buyer.

    2.22 ACCURACY OF DOCUMENTS AND INFORMATION. The copies of all instruments, agreements, other documents and written information set forth as, or referenced in, Schedules or Exhibits to this Agreement or specifically required to be furnished pursuant to this Agreement to Buyer by Seller are and will be complete and correct in all material respects.

3. REPRESENTATIONS AND WARRANTIES OF BUYER.

    Buyer hereby represents and warrants to Seller that:

    3.1 ORGANIZATION AND AUTHORITY. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Buyer has all necessary corporate power and authority to enter into and perform this Agreement.

    3.2 Authority Relating to this Agreement; No Violation of Other Instruments.

         3.2.1 The execution and delivery of this Agreement and the performance hereunder by Buyer have been duly authorized by all necessary corporate action on the part of Buyer and, assuming execution of this Agreement by Seller, this Agreement will constitute a legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms, subject as to enforcement: (i) to bankruptcy, insolvency, reorganization, arrangement, moratorium and other laws of general applicability relating to or affecting creditors' rights; and

(ii) to general principles of equity, whether such enforcement is considered in a proceeding in equity or at law.

         3.2.2 Neither the execution of this Agreement nor the performance hereof by Buyer will: (i) conflict with or result in the breach or violation of the terms of any decree, judgment, order, law or regulation of any court or other governmental body now in effect applicable to Buyer; (ii) conflict with, or result in, with or without the passage of time or the giving of notice, any breach of any of the terms, conditions and provisions of, or constitute a default under, any indenture, mortgage, lease, agreement or other instrument to which Buyer is a party or by which it is bound; or (iii) violate or conflict with any provisions of Buyer's Certificate of Incorporation, Bylaws, or similar organizational instruments.

    3.3 CONSENTS. No consent from any third party and no consent, approval or authorization of, or declaration, filing or registration with, any governmental or regulatory authority is required to be made or obtained by Buyer in order to permit the execution, delivery or performance of this Agreement by Buyer, or the consummation of the transactions contemplated by this Agreement.

    3.4 BROKERS AND FINDERS. Neither Buyer nor any stockholder, director, officer, employee or agent of Buyer has retained any broker or finder in connection with the transactions contemplated by this Agreement. As more fully set forth in Section 9, Buyer will indemnify and hold harmless Seller against all claims for brokers' or finders' fees made or asserted by any party claiming to have been employed by Buyer or any stockholder, director, officer, employee or agent of Buyer and all costs and expenses (including the reasonable fees of counsel) of investigating and defending such claims.

4. CONDITIONS TO THE OBLIGATIONS OF BUYER.

    Except as otherwise specifically set forth herein or as contemplated by this Agreement, all obligations of Buyer under this Agreement are subject to the fulfillment, prior to or at the Closing Date, of each of the following conditions:

    4.1 REPRESENTATIONS AND WARRANTIES TRUE AT CLOSING. The representations and warranties of Seller contained in this Agreement shall be deemed to have been made again at and as of the Closing Date and shall then be true in all respects.

    4.2 COVENANTS PERFORMED BY SELLER. Each of the obligations of Seller to be performed on or before the Closing Date pursuant to the terms of this Agreement shall have been duly performed.

    4.3 Authority Relating to this Agreement; Compliance Certificate. All corporate and other proceedings (including without limitation stockholder approval) required to be taken by or on behalf of Seller to authorize Seller to execute, deliver and carry out this Agreement and to sell, transfer and deliver the Assets to Buyer in accordance with this Agreement shall have been duly and properly taken. Buyer shall have received a certificate of the president and the secretary of Seller in a form mutually satisfactory to counsel for Seller and Buyer, dated the Closing Date, certifying to the fulfillment of the conditions specified in Sections 4.1., 4.2 and 4.3.

    4.4 OPINION OF COUNSEL. Buyer shall have been furnished with an opinion of Zimet, Haines, Friedman & Kaplan, dated the Closing Date, in substantially the form of Exhibit 4.4.

    4.5 MATERIAL CHANGES IN BUSINESS OF SELLER. Between March 10, 1997 and the Closing Date there shall have been no materially adverse change in the condition, financial or otherwise, of the Assets, liabilities, business, prospects or the results of operations of Seller except as permitted or contemplated by this Agreement, other than changes related to declining sales at each of the Leased Properties.

    4.6 NO ACTION TO PREVENT COMPLETION. There shall not have been instituted and be continuing or, to Seller's knowledge, threatened any claim, action or proceeding which could have a material adverse effect on the condition, financial or otherwise, of the Assets, liabilities, business, prospects or results of operations of Seller, nor shall there have been instituted and be continuing or, to Seller's knowledge, threatened any such claim, action or proceeding to restrain, prohibit or invalidate, or to obtain damages in respect of, the transactions contemplated by this Agreement or which might affect the right of Buyer after the Closing Date to own or to operate the Assets.

    4.7 CONSENTS. Seller shall have received all permits and authorizations and consents necessary for the execution of this Agreement and the consummation of the transactions contemplated by this Agreement, other than the consent of the lessors of the Leased Properties to the assignment of the Store Leases, which consents are not required by Buyer to be obtained by

Seller, provided, however, Seller shall use its best efforts to obtain such lessor consents.

    4.8 DELIVERY OF CLOSING DOCUMENTS. Seller shall have delivered to Buyer the closing documents required to be delivered pursuant to Section 1.6.2 in form and substance reasonably satisfactory to Buyer and its counsel.

    4.9 NONCOMPETITION AGREEMENTS. Noncompetition Agreements in favor of Buyer effective as of the Closing shall have been received from David F. Miller and David B. Cornstein in substantially the form attached as Exhibit 4.9.

    4.10 FAILURE OF CONDITIONS. In the event any one or more of the conditions set forth in this Section 4 is not satisfied, Buyer, in its sole and absolute discretion, may elect: (i) to waive any such condition precedent or (ii) to terminate this Agreement pursuant to Section 10.

5. CONDITIONS TO THE OBLIGATIONS OF SELLER.

    Except as otherwise specifically set forth herein, all obligations of Seller under this Agreement are subject to the fulfillment and satisfaction, prior to or at the Closing, of each of the following conditions:

    5.1 REPRESENTATIONS AND WARRANTIES TRUE AT THE CLOSING. The representations and warranties of Buyer contained in this Agreement shall be deemed to have been made again at and as of the Closing Date and shall then be true in all respects.

    5.2 COVENANTS PERFORMED BY BUYER. Each of the obligations of Buyer to be performed on or before the Closing Date pursuant to the terms of this Agreement shall have been duly performed.

    5.3 Authority Relating to this Agreement; Compliance Certificate. All corporate and other proceedings required to be taken by or on behalf of Buyer to authorize Buyer to execute, deliver and carry out this Agreement, shall have been duly and properly taken. Seller shall have received a certificate of the president and secretary of Buyer in a form mutually satisfactory to counsel for Seller and Buyer, dated the Closing Date, certifying to the fulfillment of the conditions specified in Section 5.1, 5.2 and 5.3.

    5.4 NO ACTION TO PREVENT COMPLETION. There shall not have been instituted and be continuing or, to Seller's knowledge, threatened any action or proceeding by or before any court or other governmental body to restrain, prohibit or invalidate, or to obtain damages in respect of, the transactions contemplated by this Agreement.

    5.5 DELIVERY OF CLOSING DOCUMENTS. Buyer shall have delivered to Seller the closing documents required to be delivered pursuant to Section 1.6.3, in form and substance reasonably satisfactory to Seller and its counsel.

    5.6 NONCOMPETITION AGREEMENTS. Noncompetition Agreements in favor of Buyer effective as of the Closing shall have been received from David F. Miller and David B. Cornstein in substantially the form attached as Exhibit 4.9.

    5.7 FAILURE OF CONDITIONS. In the event any one or more of the conditions set forth in this Section 5 is not satisfied Seller, in its sole and absolute discretion, may elect: (i) to waive any such condition precedent or (ii) to terminate this Agreement pursuant to Section 10.

6. COVENANTS OF SELLER.

    Seller covenants as follows:

    6.1 SATISFACTION OF CONDITIONS. Seller shall in good faith proceed to take or cause to be taken all actions within its power necessary to satisfy all conditions to its obligations to close and consummate the transactions contemplated by this Agreement.

    6.2 CONDUCT OF THE BUSINESS AFTER CLOSING DATE. After the Closing Date, the Seller will conduct no business which competes directly or indirectly with the business of Buyer, except as contemplated by this Agreement.

    6.3 CONTINUED LEASED REGISTER EQUIPMENT PAYMENTS. After the Closing Date,

Seller shall continue to make all lease payments (including all amounts for maintenance and support of the Leased Register Equipment) to lessor in connection with the Leased Register Equipment for a period not to exceed twelve months from the Closing Date. Seller may cease making payments for the Leased Register Equipment upon written notification by Buyer that it no longer requires the use of the Leased Register Equipment.

    6.4 GIFT CERTIFICATE REIMBURSEMENT. Seller shall promptly reimburse Buyer for the full amount of Seller gift certificates redeemed at any of the Leased Properties during the period that the Management Agreement between the parties hereto is in effect. After the Closing, Seller shall reimburse Buyer for 50% of the face value of all Seller gift certificates redeemed at any of the Leased Properties.

7. COVENANTS OF BUYER.

    Buyer covenants to Seller as follows:

    7.1 SATISFACTION OF CONDITIONS. Buyer shall in good faith proceed to take or cause to be taken all actions within its power necessary to satisfy all conditions to its obligations to close and consummate the transactions contemplated by this Agreement.

    7.2 ASSUMED LIABILITIES. Buyer shall pay and perform all of its obligations under the Assumed Liabilities.

8. EMPLOYMENT MATTERS.

    8.1 EMPLOYEES. As of the date of this Agreement, Buyer shall have the right, but not the obligation, to offer employment to any of Seller's employees, at the salary levels and on other terms and conditions to be determined in Buyer's sole discretion. Buyer shall have no liability for accrued wages (including salaries, commissions and bonuses), severance pay, vacation pay, sick leave or other benefits (including stock options to purchase shares of stock of Seller, or Employee Plans of any type or nature on account of Seller's employment of or termination of such employees arising before March 10, 1997, and Seller shall indemnify Buyer and hold Buyer harmless against any liability arising out of any claims for such pay or benefits or any other claims arising from Seller's employment of or termination of employment of such employees arising before March 10, 1997, as more fully set forth in Section 9 below. Buyer shall indemnify Seller and hold Seller harmless against any liability arising out of any claims for such payor benefits or any other claims arising from Buyer's employment of or termination of employment of such employees arising on or after March 10, 1997.

    8.2 EMPLOYEE PLANS. Buyer is not assuming any of the Employee Plans of the Corporation (as each such term is hereafter defined), and Buyer shall have no liability whatsoever to employees of the Corporation (or to the Corporation) with respect to accrued or future benefits under any such Employee Plans, whether or not any of such employees are offered employment by, or become employees of, Buyer, and Seller shall defend, indemnify and hold Buyer harmless against any claims that it has liability under such Employee Plans, as more fully set forth in Section 9 below. The term "Corporation" means Seller, any controlled group (within the meaning of Section 414(b) of the Internal Revenue Code of 1986, as amended ("IRC")) of which Seller is a member, all trades or businesses under common control (within the meaning of IRC Section 414(c)) of which Seller is a member and all affiliated service groups (within the meaning of IRC Section 414(m)) of which Seller is a member. The term "Employee Plan" includes all present and prior (including terminated and transferred) plans, programs, agreements, arrangements and methods of contributions or compensation (including all amendments to and components of the same, such as a trust with respect to a plan) providing any remuneration or benefits, other than current cash compensation, to any current or former employee of Seller or to any other person who provides services to Seller's business, whether or not such plan or plans, programs, agreements, arrangements and methods of contribution or compensation are subject to ERISA, and whether or not such plan or plans, programs, agreements, arrangements and methods of contribution or compensation are qualified under the IRC. The term Employee Plan includes, but is not limited to, pension, retirement, profit sharing, percentage compensation, stock purchase, stock option, bonus and non-qualified deferred compensation plans. The term Employee Plan also includes, but is not limited to, disability, medical, dental, workers compensation, health insurance, life insurance or other death benefits, incentive, severance plans, vacation benefits and fringe benefits. The term Employee Plan also includes any employee plan that is a multi-employer plan as defined in Section 3(37) of ERISA.

9. INDEMNITY AND RECOUPMENT.

    9.1 SELLER'S INDEMNITY. Seller shall indemnify and hold harmless Buyer from and against any and all losses, costs, expenses, liabilities, claims, damages and judgments of every nature, including the cost of investigation and defense thereof and reasonable attorneys' fees incurred ("Buyer's Damages") which arise out of or based upon: (i) the breach by Seller of any representation or warranty made by it pursuant to this Agreement; (ii) the non-performance, partial or total, of any covenant made by it pursuant to this Agreement; (iii) any activities of Seller prior to the Closing; (iv) liabilities under any Employee Plans of the Corporation (as defined in Section 8.2); (v) claims for brokers' or finders' fees as described in Section 3.4; (vi) any liabilities arising from the failure to comply with the applicable state bulk transfer laws in connection with the transactions contemplated hereby; and (vii) any other liabilities of Seller which Buyer is not assuming, including, without limitation, any liabilities not disclosed to Buyer in this Agreement or the Exhibits and Schedules hereto.

    9.2 BUYER'S INDEMNITY. Buyer shall indemnify and hold harmless Seller from and against any and all losses, costs, expenses, liabilities, claims, damages and judgments of every nature, including the costs of investigation and defense thereof and reasonable attorneys' fees incurred ("Seller's Damages" and when used together with or in the alternative to Buyer's Damages, "Damages"), which arise out of: (i) the breach by Buyer of any representation or warranty made by Buyer pursuant to this Agreement; (ii) claims for brokers' or finders' fees as described in Section 3.4; (iii) the non-performance, partial or total, of any covenant made by Buyer pursuant to this Agreement; or (iv) the failure to satisfy any Assumed Liabilities assumed pursuant to Section 1.4.

    9.3 NOTICE. In the event that either party suffers Damages, the party making a claim for indemnification ("Indemnitee") shall within thirty (30) days of discovering such Damage give the indemnifying party ("Indemnitor") written notice thereof ("Notice of Claim"). The Notice of Claim shall state in reasonable detail the nature of the claim, the specific provisions in this Agreement alleged to have been breached, and the amount of the claim for indemnification. Such amount shall represent the Indemnitee's good faith estimate of the Damages. The Indemnitor shall have thirty (30) days from receipt of the Notice of Claim to accept or reject the claim for indemnification. The Indemnitee shall be deemed to have waived its right to indemnification for any Damages for which notice is not given in a timely manner as set forth herein only if and to the extent that the Indemnitor can show that such failure to give timely notice has materially prejudiced the Indemnitor's ability to defend or otherwise respond to such claim. Any claim for Damages accepted by the Indemnitor or any claim determined as valid under the claim procedure set forth below, shall be deemed "Established Damages" for the purposes of this Agreement.

    9.4 CLAIMS OF BUYER AND SELLER. If a Notice of Claim is given pursuant to
Section 9.3 above, and no rejection is received within the thirty (30) day period specified above, then the Indemnitor shall be deemed to have accepted such claim. If the Indemnitor rejects a claim within such thirty (30) day period, the parties shall, in good faith, attempt to negotiate a resolution of such claim within sixty (60) days thereafter (the "Resolution Period"). If the parties do not reach resolution during the Resolution Period, then the Indemnitee may, within thirty (30) days after the end of the Resolution Period proceed to submit the controversy to arbitration under the rules then in effect of the American Arbitration Association in San Francisco. The determination of the arbitrator(s) shall be binding, final and conclusive on the parties. The expenses in connection with any arbitration shall be borne equally by the parties unless determined otherwise by the arbitrator(s). If as a result of such arbitration it is determined that the Indemnitor is obligated for such Damages, the amount set by such arbitration shall be the amount of the Established Damages and the Indemnitor shall owe such amount. If as a result of such arbitration it is determined that the Indemnitor has no obligation to indemnify, the Indemnitor shall have no further liability on the claim.

    9.5 CLAIMS OF THIRD PARTIES. If a claim for indemnification arises out of a claim by a third party, including without limitation any governmental agency, body or authority, ("Third Party Claim") in the Notice of Claim, the Indemnitee shall state in reasonable detail the nature of the claim and the basis for asserting such claim. Such notice shall be given in accordance with Section 9.3 above and shall specify whether the Indemnitee intends to defend the claim. If the claim has resulted in the commencement of litigation, the Indemnitee shall take all necessary legal steps to preserve the legal rights of the Indemnitor until such time as the Indemnitor is able to assume or participate in the defense of the litigation. If the Indemnitee elects to defend the claim, the Indemnitor shall have the right to participate in the defense of the claim. If the Indemnitee does not elect to defend the claim, the Indemnitor shall have the obligation to defend the claim and the Indemnitee shall have the right to participate in such defense and hereby agrees to cooperate with the Indemnitor and make available to it or its counsel all records and other material reasonably required to defend the claim. If the Indemnitee is defending the claim, the Indemnitor shall be given written notice of any bona fide settlement offers received with respect to the claim. Within twenty (20) days of receipt of such offer, the Indemnitor may elect in writing to accept the settlement offer. If the Indemnitor wishes to accept such settlement offer and the Indemnitee does not, then such Third Party Claim shall be subject to a maximum indemnification in the amount of the settlement offer and the right to such indemnification of the Indemnitee shall be deemed established in such amount. So long as the Indemnitor may continue to have liability for such claim, the Indemnitee shall not have the right to settle such claim without the prior written consent of the Indemnitor. So long as a Third-Party Claim is pending, the Indemnitee shall hold in abeyance its claim for indemnification. If a settlement is reached which results in any liability on the part of the Indemnitor, or if a judgment is rendered against the Indemnitee which is not properly appealed or appealable, then the Indemnitee shall be entitled to assert its claim for indemnification. Each party shall be responsible for its own costs and expenses including legal fees incurred in investigating and defending such Third Party Claim, except that the Indemnitor shall pay the reasonable attorneys' fees: (a) for taking legal actions necessary to preserve the legal rights of the Indemnitor in connection with defending the claim of the Indemnitee; and (b) which are found to be indemnifiable under this Agreement.

    9.6 INDEMNITY LIMITS. Notwithstanding anything herein to the contrary, Seller and Buyer shall not be obligated to indemnify, defend and hold harmless the other party pursuant to this Section 9 unless and until and to the extent that the aggregate amount of such Buyer's Damages or Seller's Damages, as the case may be, exceeds Ten Thousand Dollars ($10,000).

10. TERMINATION.

    10.1 MUTUAL AGREEMENT. This Agreement may be terminated and abandoned at any time prior to the Closing Date by the written agreement of Seller and Buyer.

    10.2 TERMINATION BY BUYER. This Agreement may be terminated by Buyer if (i) on the Closing Date the conditions set forth in Section 4 of this Agreement shall not have been met by Seller or waived by Buyer or (ii) the Closing does not occur on or before May 31, 1997 (the "Final Closing Date").

    10.3 TERMINATION BY SELLER. This Agreement may be terminated by Seller if on the Closing Date the conditions set forth in Section 5 of this Agreement shall not have been met by Buyer or waived by Seller.

    10.4 EFFECT OF TERMINATION. In the event of termination of this Agreement pursuant to this Section 10, neither party shall have any obligation to the other whatsoever with respect to this Agreement, the transactions provided for herein, or the expenses either of them incurred in connection with or in contemplation of such transactions.

    10.5 CLOSING PENALTY. In the event the Closing does not occur on or before April 15, 1997 for any reason other than the fault of the Buyer, Seller shall pay to Buyer in arrears on a weekly basis commencing on April 18, 1997 by wire transfer to the Buyer the sum of $1,000 per calendar day for the period from April 16, 1997 through the Final Closing Date.

11. MISCELLANEOUS.

    11.1 ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties. No assignment of the rights, duties and obligations of either party may be made without the written consent of the other party.

    11.2 ALLOCATION OF PURCHASE PRICE. Within ten (10) days prior to Closing, Buyer shall deliver to Seller an allocation of the Purchase Price among the various items included in the Assets. Buyer and Seller shall file all tax returns and reports in a manner consistent therewith.

    11.3 TRANSFER TAXES. Any sales, use and other transfer taxes arising out of or incurred in connection with the transactions contemplated by this Agreement shall be paid by Seller. Both parties shall take reasonable steps to minimize or eliminate any such taxes.

    11.4 CONFIDENTIALITY.

         11.4.1 Neither party shall disclose the terms of the transaction contemplated hereby, without the prior written consent of the other party, to anyone other than such party's board of directors, stockholders (except such disclosure required by federal securities laws) and such members of management and other employees who have need to know, and its legal counsel and auditors, except as otherwise required by applicable law or regulation.

         11.4.2 Each party to this Agreement will take all reasonable precautions to maintain the confidentiality of any nonpublic information obtained from the other, and no nonpublic information, documents or reports provided to or obtained by either party in connection with this transaction shall be disclosed to any non-party except as required in carrying out the transactions contemplated hereby and except as otherwise required by law; provided, however, that after the Closing, Buyer may deal freely with all such information that is included in the Assets. In the event this Agreement is terminated as permitted herein, each party shall return to the other party (without retaining copies) all such documents, information and reports.

    11.5 EXPENSES. Except as otherwise expressly provided herein, each party will pay its own costs and expenses, including legal and accounting expenses, related to the transactions provided for herein, irrespective of when incurred. Notwithstanding the foregoing, Buyer shall reimburse Seller at Closing for its reasonable, documented legal costs and expenses related to the transactions contemplated hereby, in an amount not to exceed $100,000.

    11.6 FURTHER ASSURANCES. Seller will from time to time subsequent to the Closing Date, at Buyer's request and without further consideration, execute and deliver such other instruments of conveyance, assignment and transfer and take such other actions as Buyer may reasonably request in order more effectively to convey, assign, transfer to and vest in Buyer, the Assets and the right to operate the business of Seller. Buyer will from time to time after the Closing Date, at Seller's request provide to Seller, at Seller's expense, access on a reasonable basis to tax and accounting records on an "as-needed" basis.

    11.7 NOTICES. In order to be effective, any notice or other communication required or permitted hereunder must be in writing and may be transmitted by messenger, delivery service, mail, telex, telegram, telecopy or cable:

         If to Buyer:        Natural Wonders, Inc.
                             4209 Technology Drive
                             Fremont, CA 94538

                             Telecopier: 510-252-6795
                             Attention: Michael Waide


         With a copy to:     Baker & McKenzie
                             660 Hansen Way
                             Palo Alto, CA 94304

                             Telecopier: 415-856-9299
                             Attention: Andrew D. Zeif, Esq.


         If to Seller:       What A World!, Inc.
                             c/o Zimet, Haines, Friedman & Kaplan
                             460 Park Avenue, 9th Floor
                             New York, New York 10022

                             Telecopier: 212-223-1151
                             Attention: James Martin Kaplan, Esq.

         With a copy to:     Zimet, Haines, Friedman & Kaplan
                             460 Park Avenue, 9th Floor
                             New York, New York 10022

                             Telecopier: 212-223-1151
                             Attention: James Martin Kaplan, Esq.


or at such other address as the party shall designate in a written notice to the other parties hereto, given in accordance with this Paragraph 11.7. All notices and other communications shall be effective (i) if sent by messenger or delivery service, when delivered; (ii) if sent by mail, five days after having been sent by certified mail, with return receipt requested; (iii) if sent by telegram or cable, when delivered; or (iv) if sent by telex or telecopier with receipt acknowledged, when sent.

    11.8 ENTIRE AGREEMENT AND MODIFICATION. This Agreement and the agreements entered into between the parties in connection with the transactions contemplated herein including, without limitation, the Management Agreement and the Escrow Agreement, constitute and contain the entire agreement of the parties and supersedes any and all prior negotiations, correspondence, understandings and agreements between the parties respecting the subject matter hereof. This Agreement may only be amended by written instrument signed by the parties.

    11.9 SURVIVAL OF TERMS. All warranties and representations contained in this Agreement and any certificate or other instrument delivered by or on behalf of the parties pursuant to this Agreement shall be continuous and shall survive the Closing for two years from the Closing Date or until the expiration of the applicable statutes of limitation with respect to matters covered by Sections
2.8 and 2.15 or, with respect to the Buyer's assumption of the Assumed Liabilities, for so long as there remain outstanding obligations under any of the Assumed Liabilities.

    11.10 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts entered into and wholly to be performed in the State of Delaware by Delaware residents.

    11.11 SEVERABILITY. If any provision of this Agreement is held to be unenforceable for any reason, it shall be adjusted rather than voided, if possible, in order to achieve the intent of the parties to the extent possible. In any event, all other provisions of this Agreement shall be deemed valid and enforceable to the fullest extent possible.

    11.12 HEADINGS. The headings appearing at the beginning of several sections contained herein have been inserted for the convenience of the parties, and shall not be used to determine the construction or interpretation of this Agreement.

    11.13 COUNTERPARTS. This Agreement may be executed in original or facsimile counterparts, each of which shall be deemed an original, but both of which when taken together shall constitute one and the same instrument.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above set forth.

NATURAL WONDERS, INC.

By: /s/ Michael J. Waide
   ----------------------------------

Title: Senior Vice President, Finance
       and Chief Financial Officer
      -------------------------------

WHAT A WORLD!, INC.

By: /s/ David F. Miller
   ----------------------------------

Title: President
      -------------------------------