Form 10QSB
period 1997-05-02
WHAT A WORLD INC/DE/
filed 1997-06-23
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: May 2, 1997

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ________________to _________________

      Commission File Number: 0-25002

                               WHAT A WORLD!, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                   59-3200879
      (State or Other Jurisdiction of                     (I.R.S. Employer
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 20, 1997, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

                               WHAT A WORLD!, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
Item I. Financial Statements (Unaudited):
  Condensed Balance Sheets - February 1, 1997 and May 2, 1997 ............   3

Condensed Statements of Operations for the Thirteen Weeks Ended
  May 4, 1996 and May 2, 1997 ............................................   4

Condensed Statements of Cash Flows for the Thirteen Weeks Ended
  May 4, 1996 and May 2, 1997 ............................................   5

Notes to Condensed Financial Statements ..................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations ..............................................   8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................  10

SIGNATURES ...............................................................  11

                               WHAT A WORLD!, INC.

                            CONDENSED BALANCE SHEETS

                                                                       February 1,     May 2,
                                   ASSETS                                 1997          1997
                                                                       -----------   -----------
                                                                                     (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                          $ 1,294,189   $ 1,295,887
    Certificate of deposit                                                 100,000       100,000
    Inventories                                                          1,207,015             0
    Prepaid expenses and other current assets                               95,567        12,504
                                                                       -----------   -----------
                 Total current assets                                    2,696,771     1,408,391
PROPERTY AND EQUIPMENT, net                                                973,848       107,446

OTHER ASSETS                                                                27,806        14,812
                                                                       -----------   -----------
                     Total assets                                      $ 3,698,425   $ 1,530,649
                                                                       ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                              $ 1,644,387     1,342,480
    Current maturities of capital lease obligations                         68,156        76,801
                                                                       -----------   -----------
                     Total current liabilities                           1,712,543     1,419,281
DEFERRED RENT                                                              731,652             0
CAPITAL LEASE OBLIGATIONS                                                   91,630        66,796

STOCKHOLDERS' EQUITY:
    Common stock                                                            21,181        21,181
    Additional paid-in capital                                           4,538,782     4,538,782
    Accumulated deficit                                                 (3,397,363)   (4,515,391)
                                                                       -----------   -----------
                     Total stockholders' equity                          1,162,600        44,572
                                                                       -----------   -----------
                     Total liabilities and stockholders' equity        $ 3,698,425   $ 1,530,649
                                                                       ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         13 Weeks Ended
                                                   May 4, 1996      May 2,1997
                                                   -----------      -----------

NET SALES                                          $ 1,203,124      $ 1,006,551
COST OF SALES                                          623,966          583,318
                                                   -----------      -----------
GROSS PROFIT                                           579,158          423,233

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                         1,078,203          873,116
                                                   -----------      -----------
LOSS FROM OPERATIONS                                  (499,045)        (449,883)
LOSS FROM DISCONTINUED OPERATIONS                          -0-         (673,411)
INTEREST AND OTHER INCOME                               12,329           11,442
INTEREST EXPENSE                                        (6,293)          (6,176)
                                                   -----------      -----------
                                                         6,036            5,266
                                                   -----------      -----------
NET LOSS                                           $  (493,009)     $(1,118,028)
                                                   ===========      ===========

NET LOSS PER WEIGHTED AVERAGE COMMON
    AND COMMON EQUIVALENT SHARE                    $      (.23)     $      (.53)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES
    OUTSTANDING                                      2,118,125        2,118,125


        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               13 Weeks Ended
                                                          May 4, 1996   May 2,1997
                                                          -----------   -----------
OPERATING ACTIVITIES:
    Net loss                                              $  (493,009)  $(1,118,028)
    Adjustments to reconcile net loss to net cash and
        cash equivalents used in operating activities-
            Depreciation and amortization                      85,085       886,402
            Changes in operating assets and liabilities-
                Decrease in construction allowance
                   receivable                                 200,000         -0-
                Decrease (increase) in inventories           (108,552)    1,207,015
                (Increase) decrease in prepaid expenses
                   and other current assets                    31,399        83,063
                Decrease (increase) in other assets            (7,438)       12,994
                Decrease in accounts payable and
                   accrued expenses                          (406,104)     (301,907)
                Increase (decrease) in deferred rent           44,886      (731,652)
                                                          -----------   -----------
                Net cash and cash equivalents (used)
                      required in operating activities       (653,733)       17,887

FINANCING ACTIVITIES:
    Payments made on capital lease obligations                (16,212)      (16,189)
                                                          -----------   -----------
                      Net cash and cash equivalents used
                        in financing activities               (16,212)      (16,189)
                                                          -----------   -----------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                         (669,945)        1,698
CASH AND CASH EQUIVALENTS, beginning of period              1,386,998     1,294,189
                                                          -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                  $   717,053   $ 1,295,887
                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for interest           $     6,137   $     6,176


        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                   May 2, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed interim financial statements of What A World!, Inc. (the "Company") have been prepared in accordance with the instructions to Form l0-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 1, 1997, which are included in the Company's Annual Report on Form l0-KSB filed on May 16, 1997.

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

2. 1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and Stockholders, effective May 21, 1996, the 1994 Stock Option Plan (Stock Option Plan) was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment, accordingly, resulted in a total of 560,000 shares of common stock available for grant under the Stock Option Plan.

As of May 2, 1997, 520,000 options were outstanding under the Stock Option Plan.

3. DISCONTINUED OPERATIONS:

In February 1997, the Company's Board of Directors approved the sale of substantially all the Company's operating assets and to discontinue the Company's retail business.

The Company operated its chain of mall-based specialty gift retail stores until March 10, 1997. On March 7, 1997, the Company and Natural Wonders, Inc. (the "Buyer") entered into an Asset Purchase Agreement ("Sale Agreement") pursuant to which the Company agreed, subject to stockholder approval, to transfer to the Buyer substantially all of its operating assets (including specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights and store leases) in consideration for the payment by Buyer of approximately $500,000 in cash, subject to certain adjustments, and the assumption by the Buyer of certain liabilities (including the Company's store leases) (the "Sale"). In addition, in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer began to operate the Company's specialty gift retail business. The Buyer agreed to fund certain costs, expenses and liabilities associated with the operation of the Company during the term of such agreement. On May 22, 1997, the stockholders approved the Sale transaction and the Sale was completed.

The net losses of the retail operations of the Company for the period from March 10, 1997 through May 2, 1997 are included in the consolidated statement of income under "Loss From Discontinued Operations". The provision for the loss reflected in the consolidated statement of income includes the write-down of the assets of the retail operations to the net realizable values and the cost of disposing of these operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

On May 22, 1997, at a special meeting of the Company's stockholders to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer was required to pay the Company $500,000, subject to certain adjustments, in return for substantially all the operating assets of the Company and the Buyer was required to assume certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, at May 2, 1997, the Company recognized $517,795 in cash and wrote down inventory by $1,009,000, fixed assets by $853,348, store supplies (other current assets) by $47,516, and organizational costs (other assets) by $12,994. The Company also reversed the $731,652 of deferred rent liability that relates to the leases that were assigned. The Sale resulted in a loss from discontinued operations of $673,411.

The description contained herein of the Sale transaction is qualified in its entirety by reference to the agreements included as exhibits hereto and incorporated herein by reference.

The Company was organized in July 1993 and opened its first store in August 1993. All of the Company's twelve stores were in operation for over one year.

Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business (and has only two employees). The Company intends to look for acquisition candidates for a new business for the Company. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

The Company will explore any opportunities which arise in the future which it believes are in the best interests of the Company's stockholders. Such opportunities include selling the stock of the Company to raise capital to make an acquisition or to merge with a privately-held company. Any such acquisition would depend on the availability of attractive acquisition candidates and the Company's ability to finance any such acquisition. The Company has not identified any acquisition candidates or the availability of financing arrangements and there can be no assurance that any acquisition will be accomplished.

The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company may use the remainder of the net proceeds, if any, for general corporate purposes and to seek acquisition candidates, as yet unidentified.

The Company's future operations are subject to various risk factors including the following: funds available to the Company may not be adequate for it to acquire an interest in any chosen property, business or opportunity and there is no assurance funds will be available from any source and, if not available, the Company will limit its operations to those that can be financed from existing assets; any business activity the Company undertakes may require substantial capital which may be difficult to obtain or not available in light of the Company's financial condition; the Company presently has no business to generate income; the Company has no operating history in any new line business and there can be no assurance that any future activities will be profitable; the success of the Company will depend on the operations, financial condition and management of the company or companies, if any, with which the Company may merge or which it may acquire; the consummation of a business combination may involve a change in officers and directors of the Company, and the issuance of securities of the Company to stockholders of any target concern would result in substantial dilution to present stockholders of the Company and may result in stockholders of a target company obtaining a controlling interest in the Company; the loss of part or of the entirety of the Company's management could have a material adverse effect on the viability of the Company; any specific business opportunity may involve an unproven product, technology or marketing strategy the ultimate success of which cannot be assured; conflicts of interest may arise with respect to business activities since directors and officers of the Company may be affiliated with businesses which may in the future engage in various transactions with the Company; the Company may engage outside advisors in order to supplement the business experience of the Company's management; management does not anticipate that the Company will pay dividends in the foreseeable future; other entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and consequently the Company is at a competitive disadvantage in identifying possible merger or acquisition candidates; there can be no assurance the Company will be successful in identifying and evaluating suitable merger or acquisition candidates and in concluding a transaction on terms favorable to the Company or, if concluded, whether any transaction will result in a financial return to the Company's stockholders; the Company has not engaged in market research to determine that demand exists for a merger or acquisition transaction with the Company; the Company may be unable to diversify and the Company may be subject to economic fluctuations within a particular business or industry; the Board of Directors has the power to issue shares of common stock, and any additional issuance would have the effect of further reducing the percentage ownership of existing stockholders; and the Company, in the event it engages in business combinations which result in it holding passive investment interests in a number of entities, could be subject to regulation under the Investment Company Act of 1940 and any violation of such Act would subject the Company to material adverse consequences.

Results of Operations

This Quarterly Report on Form l0-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors described herein.

Thirteen Weeks Ended May 2, 1997 Compared to the Thirteen Weeks Ended May 4,
1996

Net sales for the 13 weeks ended May 2, 1997 (the "First Quarter of Fiscal 1997") decreased by approximately $197,000, or 16% over net sales for the comparable 13 weeks ended May 4, 1996 (the "First Quarter of Fiscal 1996"). The decrease is principally a result of the Company's lack of resources to support sales through inventory replenishment.

Gross profit for the First Quarter of Fiscal 1997 was approximately $423,000 or 42.0% of net sales, compared with approximately $579,000 or 48.1% of net sales for the First Quarter of Fiscal 1996. The decrease in gross profit as a percentage of net sales was principally a result of markdowns which were taken during the quarter in an effort to increase sales while reducing the Company's inventory in light of the then-impending Sale transaction.

Selling, general and administrative expenses ("SG&A") for the First Quarter of Fiscal 1997 decreased to approximately $721,000 from approximately $1,078,000 for the First Quarter of Fiscal 1996. The primary components of SG&A were store occupancy costs (which included rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The decrease in SG&A was, for the most part, the result of decreases in store operating expenses and corporate office expense reductions due to the then-impending Sale transaction.

Interest and other income for the First Quarter of Fiscal 1997 decreased to approximately $11,000 from approximately $12,000 for the First Quarter of Fiscal 1996 primarily as a result of reduced levels of cash due to operating losses.

Interest expense for the First Quarter of Fiscal 1997 and for the First Quarter of Fiscal 1996 was approximately $6,000.

Liquidity and Capital Resources

The Company's primary ongoing capital requirements are anticipated to be for funding its limited operations and exploring any opportunities to effect an acquisition, whether by merger, exchange of capital stock or other business combination. There can be no assurance that any such transaction will be effected. In view of the limited resources of the Company, consideration may be given to additional equity or debt placement to fund merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the Company's business objective.

The Company had working capital of approximately ($11,000) and $1 million at May 2, 1997 and February 1, 1997, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company may use the remainder of the net proceeds, if any, for general corporate purposes and to seek acquisition candidates, as yet unidentified.

During the First Quarter of Fiscal 1997, cash increased by approximately $2,000 to approximately $1,296,000. The overall increase in cash resulted primarily from the Company's accounting for the receipt of the proceeds of the Sale as if it had occurred in the First Quarter of Fiscal 1997. The Company repaid approximately $16,000 in indebtedness during the period.

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

During the First Quarter of Fiscal 1997, the Company's inventories decreased by approximately $1,207,000 to $0 from approximately $1,207,000 at February 1, 1997. The decrease is primarily a result of the Company's accounting for the sale of $1,009,000 of inventory to the Buyer in the First Quarter of 1997.

During the First Quarter of Fiscal 1996, the Company's inventories increased by approximately $109,000 to approximately $1,087,000 from approximately $978,000 at February 3, 1996. The increase is primarily a result of the Company adjusting inventory quantities to levels which management believed might improve sales volume.

The Company has used and expects to continue to use, to the extent available, any remaining cash which was generated from operations and the Sale to finance its losses from its remaining limited operations. The Company is not presently generating any cash flow to support its current corporate overhead expense and anticipates operating at a net loss for fiscal 1997.

The Company has no current arrangements with respect to, or sources of, additional financing, and it cannot be anticipated that any of the officers, directors or stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly causing the Company to cease all operations. Any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that, even if the Company effectuates a business combination, the Company will achieve profitability or positive cash flow.

Effects of Inflation

Inflation has not had a material effect on the Company's operations.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

            10.1 Asset Purchase Agreement dated March 7, 1997 by and between Registrant and Natural Wonders, Inc. (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission in May 1997).

            10.2 Form of Shareholder Lock-up Agreement dated March 7, 1997 by each of David B. Cornstein, David F. Miller, and Edward J. Munley (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10- KSB, as amended, as filed with the Securities and Exchange Commission in May
                  1997).

            10.3 Management Agreement dated March 7, 1997 between the Registrant and Natural Wonders, Inc. (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission in May 1997).

            10.4  Form of Non-Competition Agreement dated March 7, 1997 by David
                  B. Cornstein and David F. Miller (incorporated by reference to
                  Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission in May 1997).

            11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

            27    Financial Data Schedule (For SEC Use Only)

(b)   Reports on Form 8-K

                  The Company filed with the Securities and Exchange Commission on June 6, 1997 a Current Report on Form 8-K regarding the Sale transaction, which included a reference to the financial statements set forth in the Company's Proxy Statement dated May 2, 1997, as filed with the Securities and Exchange Commission.

                                   Signatures

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  What A World!, Inc.


Date:     June 20, 1997                   By:     /s/ David F. Miller
                                                  ----------------------------
                                                  David F. Miller
                                                  President
                                                  (Principal Executive Officer)


Date:     June 20, 1997                   By:     /s/ Brian S. Lappin
                                                  ----------------------------
                                                  Brian S. Lappin
                                                  Vice President of Finance
                                                  (Principal Financial and
                                                  Accounting Officer)