Form 10QSB
period 1997-08-02
WHAT A WORLD INC/DE/
filed 1997-09-22
CIK 931073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   August 2, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period ________________________to_________________________


Commission File Number:     0-25002


                             WHAT A WORLD!, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Delaware                                59-3200879
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
            or Organization)                               Number)

                P.O. Box 20125
                Tampa, Florida                            33622
     (Address of Principal Executive Offices)           (Zip Code)

                 Issuer's Telephone Number:  (813) 577-9366



10901-B Roosevelt Boulevard   Suite 100     St. Petersburg, Florida 33716
______________________________________________________________________________
   (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                Last Report)



State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:      At September 15, 1997,
there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes     [X] No

                              WHAT A WORLD!, INC.

                                     INDEX


                                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

 Condensed Balance Sheets - February 1, 1997 and August 2, 1997 ...................................      3

 Condensed Statements of Operations for the Thirteen Weeks Ended
   August 3, 1996 and August 2, 1997 and the Twenty Six Weeks Ended
   August 3, 1996 and August 2, 1997 ..............................................................      4

 Condensed Statements of Cash Flows for the Twenty Six Weeks Ended
   August 3, 1996 and August 2, 1997...............................................................      5

 Notes to Condensed Financial Statements ..........................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
   or Plan of Operations ..........................................................................      8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders......................................     11

Item 6.   Exhibits and Reports on Form 8-K ........................................................     11


SIGNATURES ........................................................................................     12


                              WHAT A WORLD!, INC.


                            CONDENSED BALANCE SHEETS



                                                                                  February 1,        August 2,
                                    ASSETS                                           1997              1997
                                                                                 ------------       -----------
                                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $1,294,189          $  166,661
     Certificate of deposit                                                          100,000             100,000
     Inventories                                                                   1,207,015                   0
     Prepaid expenses and other current assets                                        95,567              19,704
                                                                                  ----------          ----------
                      Total current assets                                         2,696,771             286,365

PROPERTY AND EQUIPMENT, net                                                          973,848               3,250



OTHER ASSETS                                                                          27,806                   0
                                                                                  ----------          ----------
                      Total assets                                                $3,698,425          $  289,615
                                                                                  ==========          ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                        $1,644,387             124,834
     Current maturities of capital lease obligations                                  68,156               1,447
                                                                                  ----------          ----------
                      Total current liabilities                                    1,712,543             126,281

DEFERRED RENT                                                                        731,652                   0

CAPITAL LEASE OBLIGATIONS                                                             91,630               2,626

STOCKHOLDERS' EQUITY:
     Common stock                                                                     21,181              21,181
     Additional paid-in capital                                                    4,538,782           4,538,782
     Accumulated deficit                                                          (3,397,363)         (4,399,255)
                                                                                  ----------          ----------

                      Total stockholders' equity                                   1,162,600             160,708
                                                                                  ----------          ----------
                      Total liabilities and stockholders' equity                  $3,698,425          $  289,615
                                                                                  ==========          ==========



     The accompanying notes are an integral part of these balance sheets.

                              WHAT A WORLD!, INC.


                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                      13 Weeks Ended                         26 Weeks Ended
                                             August 3, 1996     August 2, 1997     August 3, 1996    August 2, 1997
                                             --------------     --------------     --------------    --------------
NET SALES                                      $1,318,009          $ 633,600       $2,521,133           $1,640,151

COST OF SALES                                     685,673            348,480        1,309,639              931,798
                                               ----------          ---------       ----------           ----------
GROSS PROFIT                                      632,336            285,120        1,211,494              708,353

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        989,112            450,922        2,067,326            1,324,038
                                               ----------          ---------       ----------           ----------

LOSS FROM OPERATIONS                             (356,786)          (165,802)        (855,832)            (615,685)


GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                                          -0-            279,670              -0-             (393,741)

INTEREST AND OTHER INCOME                          10,722              6,248           23,051               17,690

INTEREST EXPENSE                                   (6,937)            (3,980)         (13,230)             (10,156)
                                               ----------          ---------       ----------           ----------
                                                    3,785              2,268            9,821                7,534
                                               ----------          ---------       ----------           ----------

NET GAIN (LOSS)                                $ (353,001)         $ 116,136       $ (846,011)         $(1,001,892)
                                               ==========          =========       ==========          ===========
NET GAIN (LOSS) PER WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT SHARE                  $     (.17)         $     .05       $     (.40)         $      (.47)
                                               ==========          =========       ==========          ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 2,118,125          2,118,125        2,118,125            2,118,125




       The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       26 Weeks Ended
                                                              August 3, 1996    August 2, 1997
                                                              --------------    --------------
OPERATING ACTIVITIES:
   Net loss                                                   $  (846,011)      $(1,001,892)
   Adjustments to reconcile net loss to net cash and
       cash equivalents used in operating activities-
             Depreciation and amortization                        170,239           970,598
             Loss on Sale of Equipment                              4,114               -0-
             Changes in operating assets and liabilities-
                 Decrease in construction allowance
                    receivable                                    267,000               -0-
                 Decrease (increase) in inventories              (166,730)        1,207,015
                 Decrease in prepaid expenses and
                    other current assets                           48,925            75,863
                 Decrease (increase) in other assets               (6,837)           27,806
                 Decrease in accounts payable and
                    accrued expenses                             (538,699)       (1,519,553)
                 Increase (decrease) in deferred rent              77,112          (731,652)
                                                              -----------       -----------
                    Net cash and cash equivalents (used)
                      in operating activities                    (990,887)         (971,815)

INVESTING ACTIVITIES:
     Purchases of property and equipment                          (32,173)              -0-
     Proceeds from Sale of Equipment                               15,900               -0-
                                                              -----------       -----------
                    Net cash and cash equivalents used
                       in investing activities                    (16,273)              -0-


FINANCING ACTIVITIES:
     Payments made on capital lease obligations                   (33,230)         (155,713)
                                                              -----------       -----------
                    Net cash and cash equivalents used
                       in financing activities                    (33,230)         (155,713)
                                                              -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,040,390)       (1,127,528)

CASH AND CASH EQUIVALENTS, beginning of period                  1,386,998         1,294,189
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                      $   346,608       $   166,661
                                                              ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest             $    13,230       $     6,937

       The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.


              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 August 2, 1997



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed interim financial statements of What A World!, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 1, 1997, which are included in the Company's Annual Report on Form 10-KSB filed on May 16, 1997.

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

As of August 2, 1997, 520,000 options were outstanding under the Stock Option Plan.

3.  DISCONTINUED OPERATIONS:

In February 1997, the Company's Board of Directors approved the sale of substantially all the Company's operating assets and to discontinue the Company's retail business.

The Company operated its chain of mall-based specialty gift retail stores until March 10, 1997. On March 7, 1997, the Company and Natural Wonders, Inc. (the "Buyer") entered into an Asset Purchase Agreement ("Sale Agreement") pursuant to which the Company agreed, subject to stockholder approval, to transfer to the Buyer substantially all of its operating assets (including specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights and store leases) in consideration for the payment by Buyer of approximately $500,000 in cash, subject to certain adjustments, and the assumption by the Buyer of certain liabilities (including the Company's store leases) (the "Sale"). In addition, in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer began to operate the Company's specialty retail gift business. The Buyer agreed to fund certain costs, expenses and liabilities associated with the operation of the Company during the term of such agreement. On May 22, 1997, the stockholders approved the Sale transaction and the Sale was completed.

The net losses of the retail operations related to the Sale for the period from March 10, 1997 through May 2, 1997 are included in the consolidated statement of income under "Discontinued Operations". The provision for the loss reflected in the consolidated statement of income includes the write-down of the assets of the retail operation to the net realizable values and the cost of disposing of these operations. In addition, in the second quarter of fiscal 1997, the Company revalued its estimate of a majority of its accounts payable and capital lease obligation balances and reduced the entire balances by $279,670 to reflect the realizable value of the total debt based on the Company's negotiation of debt concessions from its vendors and a lessor, which resulted in a gain on discontinued operations for the second quarter of fiscal 1997 of $279,670 and reduced the year-to-date loss on discontinued operations for the twenty-six weeks ended August 2, 1997 to $(393,741) from $(673,411) for the thirteen weeks ended May 2, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On May 22, 1997, at a special meeting of the Company's stockholders to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer paid the Company $500,000, subject to certain adjustments, in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, during the thirteen weeks ended May 2, 1997 (the "First Quarter of Fiscal 1997"), the Company recognized $517,795 in cash and wrote down inventory by $1,009,000, fixed assets by $853,348, store supplies (other current assets) by $47,516, and organizational costs (other assets) by $12,994. The Company also reversed the $731,652 of deferred rent liability that relates to the leases that were assigned. The Sale resulted in a loss from discontinued operations of $673,411. Subsequently, during the thirteen weeks ended August 2, 1997 (the "Second Quarter of Fiscal 1997"), the Company recorded a change in the estimate of its accounts payable balance to better reflect the realizable value related to discontinued operations as a result of the Company's having negotiated debt concessions with substantially all of its vendors and a lessor, resulting in a gain on discontinued operations for the Second Quarter of Fiscal 1997 of $279,670. The gain on discontinued operations for the Second Quarter of Fiscal 1997 was a one time, non-recurring revaluation and similar results and adjustments can not be expected to recur. The total loss on discontinued operations for the twenty-six weeks ended August 2, 1997 is $393,741.

The description contained herein of the Sale transaction is qualified in its entirety by reference to the agreements included as exhibits to the 10-QSB for the period ended May 2, 1997, as filed with the Securities and Exchange Commission on June 20, 1997, and incorporated herein by reference.

The Company was organized in July 1993 and opened its first store in August 1993. All of the Company's twelve stores were in operation for over one year.

Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business. The Company intends to look for acquisition candidates for a new business for the Company. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

The Company will explore any opportunities which arise in the future which it believes are in the best interests of the Company's stockholders. Such opportunities include selling the stock of the Company to raise capital to make an acquisition or to merge with a privately-held company. Any such acquisition would depend on the availability of attractive acquisition candidates and the Company's ability to finance any such acquisition. There can be no assurance any acquisition will be accomplished.

The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company may use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

The Company's future operations are subject to various risk factors including the following: funds available to the Company may not be adequate for it to acquire an interest in any chosen property, business or opportunity and there is no assurance funds will be available from any source and, if not available, the Company will limit its operations to those that can be financed from existing assets; any business activity the Company undertakes may require substantial capital which may be difficult to obtain or not available in light of the Company's financial condition; the Company presently has no business to generate income; the Company has no operating history in any new line of business and there can be no assurance that any future activities will be profitable; the success of the Company will depend on the operations, financial condition and management of the company or companies, if any, with which the Company may merge or which it may acquire; the consummation of a business combination may involve a change in officers and directors of the

Company, and the issuance of securities of the Company to stockholders of any target concern would result in substantial dilution of present stockholders of the Company and may result in stockholders of a target company obtaining a controlling interest in the Company; the loss of part or of the entirety of the Company's management could have a material adverse effect on the viability of the Company; any specific business opportunity may involve an unproven product, technology or marketing strategy the ultimate success of which cannot be assured; conflicts of interests may arise with respect to business activities since directors and officers of the Company may be affiliated with businesses which may in the future engage in various transactions with the Company; the Company may engage outside advisors in order to supplement the business experience of the Company's management; management does not anticipate that the Company will pay dividends in the foreseeable future; other entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and consequently the Company is at a competitive disadvantage in identifying possible merger or acquisition candidates; there can be no assurance the Company will be successful in identifying and evaluating suitable merger or acquisition candidates and in concluding a transaction on terms favorable to the Company or, if concluded, whether any transaction will result in a financial return to the Company's stockholders; the Company has not engaged in market research to determine that demand exists for a merger or acquisition transaction with the Company; the Company may be unable to diversify and the Company may be subject to economic fluctuations within a particular business or industry; the Board of Directors has the power to issue shares of common stock, and any additional issuance would have the effect of further reducing the percentage ownership of existing stockholders; and the Company, in the event it engages in business combinations which result in it holding passive investments in a number of entities, could be subject to regulation under the Investment Company Act of 1940 and any violation of such Act would subject the Company to material adverse consequences.

This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors described herein, including, but not limited to, the factors described in the foregoing paragraph.

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 2, 1997 Compared to the Thirteen and Twenty-Six Weeks Ended August 3, 1996

Net sales for the Second Quarter of Fiscal 1997 decreased by approximately $684,000, or 52%, over net sales for the comparable 13 weeks ended August 3, 1996 (the "Second Quarter of Fiscal 1996"). Net sales also decreased by approximately $881,000, or 35%, for the 26 weeks ended August 2, 1997. The decreases are the result of the Sale transaction.

Gross profit for the Second Quarter of Fiscal 1997 was approximately $285,000 or 45.0% of net sales, compared with approximately $632,000 or 48.0% of net sales for the Second Quarter of Fiscal 1996. Gross profit for the first 26 weeks of Fiscal 1997 was approximately $708,000 or 43.2% of net sales, compared with approximately $1,211,000 or 48.1% of net sales for the first twenty-six weeks of Fiscal 1996. The decreases in gross profit as a percentage of net sales were principally a result of markdowns which were taken during the first 26 weeks of Fiscal 1997 to eliminate all prior inventory of the Company while in transition to the new Natural Wonders, Inc. inventory in light of the then-impending Sale transaction.

Selling, general and administrative expenses ("SG&A") decreased to approximately $451,000 for the Second Quarter of Fiscal 1997 and to approximately $1,324,000 for the first twenty-six weeks of Fiscal 1997 from approximately $989,000 and $2,067,000 for the Second Quarter of Fiscal 1996 and the first 26 weeks of Fiscal 1996, respectively. The primary components of SG&A are store occupancy costs (which include rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The decreases in SG&A were, for the most part, the result of decreases in store operating expenses and corporate office expense reductions due to, and following, the Sale.

Interest and other income for the Second Quarter of Fiscal 1997 and for the first 26 weeks of Fiscal 1997 decreased to approximately $6,000 and $18,000, respectively from approximately $11,000 and $23,000 for comparable periods in 1996 primarily as a result of reduced levels of cash due to operating losses throughout Fiscal 1997 and repayment of debt.

Interest expense for the Second Quarter of Fiscal 1997 and for the first 26 weeks of Fiscal 1997 decreased to approximately $4,000 and $10,000 from approximately $7,000 and $13,000 for comparable periods in 1996 primarily as a result of the Company's early retirement of substantially all of its capital lease obligations in the Second Quarter of Fiscal 1997.

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

The Company had working capital of approximately $160,000 and $1 million at August 2, 1997 and February 1, 1997, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent
(i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company will use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

During the first twenty-six weeks of Fiscal 1997, cash decreased by approximately $1,128,000 to approximately $167,000. The overall decrease in cash resulted primarily from the Company's repayment of debt and its satisfaction of a majority of its liabilities following the receipt of the proceeds from the Sale. The Company repaid approximately $156,000 in indebtedness during the period.

During the first twenty-six weeks of Fiscal 1996, cash decreased by approximately $1,040,000 to approximately $347,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $991,000. The Company repaid approximately $33,000 in indebtedness during the period.

The Company currently does not maintain any lines of credit or cash borrowings to finance its reduced capital requirements. Upon payment of primarily all the Company's capital lease obligations, the Company terminated its $100,000 letter-of-credit which had served as collateral for said obligations.

During the first twenty six weeks of Fiscal 1997, the Company's inventories decreased to $0 from approximately $1,207,000 at February 1, 1997. The decrease is primarily a result of the Company discontinuing its retail operations in the Second Quarter of Fiscal 1997.

During the first twenty six weeks of Fiscal 1996, the Company's inventories increased by approximately $167,000 to approximately $1,145,000 from approximately $978,000 at February 3, 1996. The increase is primarily a result of the Company adjusting inventory quantities to levels which management believed would improve sales volume.

The Company has used and expects to continue to use, to the extent available, any remaining cash which was generated from operations and the Sale to finance its losses from its remaining limited operations. The Company is not presently generating any cash flow to support its current corporate overhead expense and anticipates operating at a net loss for fiscal 1997.

The Company has no current arrangements with respect to, or sources of, additional financing, and it cannot be anticipated that any of the officers, directors or stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company. Any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that, even if the Company effectuates a business combination, the Company will achieve profitability or positive cash flow.


                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Stockholders of the Company (the "Special Meeting") was held on May 22, 1997, pursuant to notice, at which the stockholders of the Company were asked to consider and vote upon a proposal (the "Proposal") in favor of the sale of substantially all of the operating assets of the Company to the Buyer pursuant to an Asset Purchase Agreement dated as of March 7, 1997 between the Company and the Buyer. The Proposal was approved by a majority of the 2,118,125 shares of Common Stock outstanding on the record date set for the Special Meeting, which approval complied with the requirements of Section 271 of the Delaware General Corporation Law governing sales of all or substantially all of the assets of corporations incorporated under the laws of the State of Delaware.

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

                                        What A World!, Inc.



Date:      September 22, 1997           By: /s/ David F. Miller
                                           ---------------------------------
                                            David F. Miller
                                            President
                                            (Principal Executive Officer)




Date:      September 22, 1997           By: /s/ Brian S. Lappin
                                           ---------------------------------
                                            Brian S. Lappin
                                            Vice President of Finance
                                            (Principal Financial
                                            and Accounting Officer)