Form 10QSB
period 1997-11-01
WHAT A WORLD INC/DE/
filed 1997-12-16
CIK 931073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   November 1, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period __________________________to__________________________


Commission File Number:     0-25002


                              WHAT A WORLD!, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                             59-3200879
  (State or Other Jurisdiction of          (I.R.S. Employer Identification
   Incorporation or Organization)                    Number)


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



State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   At December 16, 1997, there
were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): [   ] Yes   [ X ] No

                              WHAT A WORLD!, INC.

                                     INDEX



                                                                                                       PAGE
                                                                                                     -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

 Condensed Balance Sheets - February 1, 1997 and November 1, 1997 --------------------------------       3

 Condensed Statements of Operations for the Thirteen Weeks Ended
  November 2, 1996 and November 1, 1997 and the Thirty Nine Weeks Ended
  November 2, 1996 and November 1, 1997 ----------------------------------------------------------       4

 Condensed Statements of Cash Flows for the Thirty Nine Weeks Ended
  November 2, 1996 and November 1, 1997 ----------------------------------------------------------       5

 Notes to Condensed Financial Statements----------------------------------------------------------       6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations---------------------------------------------------------------       8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K--------------------------------------------------------      11


SIGNATURES ---------------------------------------------------------------------------------------      12

                              WHAT A WORLD!, INC.


                            CONDENSED BALANCE SHEETS



                                                                                     February 1,       November 1,
                                    ASSETS                                             1997              1997
                                    ------                                           -----------       -----------
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                         $1,294,189          $   62,302
   Certificate of deposit                                                               100,000             100,000
   Inventories                                                                        1,207,015                   0
   Prepaid expenses and other current assets                                             95,567               4,186
                                                                                     ----------          ----------
         Total current assets                                                         2,696,771             166,488


PROPERTY AND EQUIPMENT, net                                                             973,848               2,875



OTHER ASSETS                                                                             27,806                   0
                                                                                     ----------          ----------
         Total assets                                                                $3,698,425          $  169,363
                                                                                     ==========          ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                             $1,644,387              49,500
   Current maturities of capital lease obligations                                       68,156               1,482
                                                                                     ----------          ----------
         Total current liabilities                                                    1,712,543              50,982

DEFERRED RENT                                                                           731,652                   0

CAPITAL LEASE OBLIGATIONS                                                                91,630               2,242

STOCKHOLDERS' EQUITY:
   Common stock                                                                          21,181              21,181
   Additional paid-in capital                                                         4,538,782           4,538,782
   Accumulated deficit                                                               (3,397,363)         (4,443,824)
                                                                                     ----------          ----------
         Total stockholders' equity                                                   1,162,600             116,139
                                                                                     ----------          ----------
         Total liabilities and stockholders' equity                                  $3,698,425          $  169,363
                                                                                     ==========          ==========


      The accompanying notes are an integral part of these balance sheets.

                              WHAT A WORLD!, INC.


                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      13 Weeks Ended                          39 Weeks Ended
                                               November 2,       November 1,         November 2,          November 1,
                                                   1996              1997                1996                 1997
                                              ------------      ------------        -----------           -----------
NET SALES                                       1,274,978          $       0         $3,796,111             1,640,151

COST OF SALES                                     678,655                  0          1,988,294               931,798
                                              -----------          ---------         ----------            ----------
GROSS PROFIT                                      596,323                  0          1,807,817               708,353

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      1,066,314             46,618          3,133,640             1,370,656
                                              -----------          ---------         ----------            ----------
LOSS FROM OPERATIONS                             (469,991)           (46,618)        (1,325,823)             (662,303)


LOSS FROM DISCONTINUED OPERATIONS
                                                       -0-                -0-                -0-             (393,741)

INTEREST AND OTHER INCOME                           5,680              2,079             28,731                19,769

INTEREST EXPENSE                                   (9,422)               (30)           (22,652)              (10,186)
                                              -----------          ---------         ----------            ----------
                                                   (3,742)             2,049              6,079                 9,583
                                              -----------          ---------         ----------            ----------
NET LOSS                                       $ (473,733)         $ (44,569)      $ (1,319,744)         $ (1,046,461)
                                               ==========          =========       ============          ============

NET LOSS PER WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARE                      $     (.22)         $    (.02)      $       (.62)         $       (.49)
                                               ==========          =========       ============          ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 2,118,125          2,118,125          2,118,125             2,118,125


        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    39 Weeks Ended
                                                                             November 2,         November 1,
                                                                               1996                1997
                                                                          --------------      -------------
OPERATING ACTIVITIES:
   Net loss                                                                  $(1,319,744)      $(1,046,461)
   Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities-
         Depreciation and amortization                                           256,032           970,973
         Loss on Sale of Equipment                                                 4,114                -0-
         Changes in operating assets and liabilities-
            Decrease in construction allowance receivable                        267,000                -0-
            Decrease (increase) in inventories                                (1,213,140)        1,207,015
            Decrease in prepaid expenses and other current assets                 14,761            91,381
            Decrease (increase) in other assets                                   (8,192)           27,806
            Increase (decrease) in accounts payable and accrued expenses         618,705        (1,594,887)
            Increase (decrease) in deferred rent                                  83,081          (731,652)
                                                                             -----------       -----------
               Net cash and cash equivalents (used) in operating activities   (1,297,383)       (1,075,825)


INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (141,467)               -0-
   Proceeds from Sale of Equipment                                                15,900                -0-
                                                                             -----------       -----------
               Net cash and cash equivalents used in investing activities
                                                                                (125,567)              -0-

FINANCING ACTIVITIES:
   Proceeds from notes payable to stockholders                                   300,000                -0-
   Payments made on capital lease obligations                                    (48,533)         (156,062)
                                                                             -----------       -----------
               Net cash and cash equivalents used in financing activities        251,467          (156,062)
                                                                             -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,171,483)       (1,231,887)

CASH AND CASH EQUIVALENTS, beginning of period                                 1,386,998         1,294,189
                                                                             -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                     $   215,515       $    62,302
                                                                             ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                  $    19,652       $     6,967

        The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.


              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                November 1, 1997



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

2.    1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and Stockholders, effective May 21,1996, the 1994 Stock Option Plan (Stock Option Plan) was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment resulted in a total of 560,000 shares of common stock available to grant under the Stock Option Plan.

As of November 1, 1997, 520,000 options were outstanding under the Stock Option Plan.

3.  DISCONTINUED OPERATIONS:

In February 1997, the Company's Board of Directors approved the sale of substantially all the Company's operating assets and to discontinue the Company's retail business.

The Company operated its chain of mall-based specialty gift retail stores until March 10, 1997. On March 7, 1997 the Company and Natural Wonders, Inc. (the "Buyer") entered into an Asset Purchase Agreement ("Sale Agreement") pursuant to which the Company agreed, subject to stockholder approval, to transfer to the Buyer substantially all of its operating assets (including specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights and store leases) in consideration for the payment by buyer of approximately $500,000 in cash, subject to certain adjustments, and the assumption by the buyer of certain liabilities (including the Company's store leases) (the "Sale"). In addition, in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer began to operate the Company's specialty retail gift business. The Buyer agreed to fund certain costs, expenses and liabilities associated with the operation of the Company during the term of such agreement. On May 22, 1997 the stockholders approved the Sale transaction and the Sale was completed.

The net losses of these operations related to the Sale for the period from March 10, 1997 through May 2, 1997 are included in the consolidated statement of income under "Discontinued Operations". The provision for the loss reflected in the consolidated statement of income includes the write-down of the assets of the retail operation to the net realizable values and the cost of disposing these operations. In addition, in the second quarter of fiscal 1997, the Company revalued its estimate of a majority of its accounts payable and capital lease obligation balances and reduced the entire balances by $279,670 to reflect the realizable value of the total debt based on the Company's negotiation of debt concessions from its vendors and a lessor, which resulted in a gain on discontinued operations for the second quarter of fiscal 1997 of $279,670 and reduced the year-to-date loss on discontinued operations to $(393,741) from $(673,411) for the thirteen weeks ended May 2, 1997. There was no additional activity regarding discontinued operations for the third quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On May 22, 1997, at a special meeting of the Company's stockholders to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the sale, the Buyer paid the Company $500,000, subject to certain adjustments, in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, during the thirteen weeks ended May 2, 1997 (the "First Quarter of Fiscal 1997"), the Company recognized $517,795 in cash and wrote down inventory by $1,009,000, fixed assets by $853,348, store supplies (other current assets) by $47,516, and organizational costs (other assets) by $12,994. The Company also reversed the $731,652 of deferred rent liability that relates to the leases that were assigned. The Sale resulted in a loss from discontinued operations of $673,411. Subsequently, during the thirteen weeks ended August 2, 1997 (the "Second Quarter of Fiscal 1997"), the Company recorded a change in the estimate of its accounts payable balance to better reflect the realizable value related to discontinued operations as a result of the Company's having negotiated debt concessions with substantially all of its vendors and a lessor, resulting in a gain on discontinued operations for the
Second Quarter of Fiscal 1997 of $279,670.   The gain on discontinued
operations for the Second Quarter of Fiscal 1997 was a one time, non-recurring revaluation and similar results and adjustments can not be expected to recur. The total loss on discontinued operations for the Twenty Six Weeks ended August 2, 1997 is $393,741. There was no additional activity regarding discontinued operations for the third quarter of fiscal 1997.

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

RESULTS OF OPERATIONS

Thirteen and Thirty Nine Weeks Ended November 1, 1997 Compared to the Thirteen and Thirty Nine Weeks Ended November 2, 1996

Net sales for the thirteen weeks ended November 1, 1997 (the "Third Quarter of Fiscal 1997") decreased to $0 from approximately $1,275,000 for the comparable 13 weeks ended November 2, 1996 (the "Third Quarter of Fiscal 1996"). Net sales also decreased by approximately $2,156,000, or 57%, for the 39 weeks ended November 1, 1997. The decreases are the result of the Sale transaction.

Gross profit for the Third Quarter of Fiscal 1997 was $0, compared with approximately $596,000 or 46.8% of net sales for the Third Quarter of Fiscal 1996. Gross profit for the first 39 weeks of Fiscal 1997 was approximately $708,000 or 43.2% of net sales, compared with approximately $1,808,000 or 47.6% of net sales for the first 39 weeks of Fiscal 1996. The decrease in gross profit as a percentage of net sales was principally a result of markdowns in light of the then-impending Sale transaction. The decrease in gross profit volume is primarily a result of the Company discontinuing its retail operations.

Selling, general and administrative expenses ("SG&A") decreased to approximately $47,000 for the Third Quarter of Fiscal 1997 and to approximately $1,371,000 for the first 39 weeks of Fiscal 1997 from approximately $1,066,000 and $3,134,000 for the Third Quarter of Fiscal 1996 and the first 39 weeks of Fiscal 1996, respectively. The primary components of SG&A are currently corporate overhead and related expenses as all selling activities and related expenses were eliminated in conjunction with the Sale. Prior to the Sale, the primary components of SG&A were store occupancy costs (which included rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The decreases in SG&A were, for the most part, the result of decreases in store operating expenses and the reduction of corporate office expenses prior to the Sale and the elimination of all selling expenses coupled with corporate office expense reductions following the Sale.

Interest and other income for the Third Quarter of Fiscal 1997 and for the first 39 weeks of Fiscal 1997 decreased to approximately $2,000 and $20,000, respectively from approximately $6,000 and $29,000 for comparable periods in 1996 primarily as a result of reduced levels of cash due to operating losses throughout Fiscal 1997 and repayment of debt.

Interest expense for the Third Quarter of Fiscal 1997 and for the first 39 weeks of Fiscal 1997 decreased to approximately $0 and $10,000 from approximately $9,000 and $23,000 for comparable periods in 1996 primarily as a result of the Company's early retirement of substantially all of its capital lease obligations in the Second Quarter of Fiscal 1997.

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

The Company had working capital of approximately $116,000 and $1 million at November 1, 1997 and February 1, 1997, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David
B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others.
The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company will use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

During the first thirty nine weeks of Fiscal 1997, cash decreased by approximately $1,232,000 to approximately $62,000. The overall decrease in cash resulted primarily from the Company's repayment of debt, its satisfaction of a majority of its liabilities following the receipt of the proceeds from the Sale, and the loss of the Company's main income source as a result of the Company discontinuing its retail operations. The Company repaid approximately $156,000 in indebtedness during the period.

During the first thirty nine weeks of Fiscal 1996, cash decreased by approximately $1,171,000 to approximately $216,000. The overall decrease in cash resulted primarily from cash used in operations of approximately $1,297,000. The Company repaid approximately $49,000 in indebtedness during the period.

The Company currently does not maintain any lines of credit or cash borrowings to finance its reduced capital requirements. Upon payment of primarily all the Company's capital lease obligations, the Company terminated its $100,000 letter-of-credit which had served as collateral for said obligations.

During the first thirty nine weeks of Fiscal 1997, the Company's inventories decreased to $0 from approximately $1,207,000 at February 1, 1997. The decrease is primarily a result of the Company discontinuing its retail operations in the Second Quarter of 1997.

During the first thirty nine weeks of Fiscal 1996, the Company's inventories increased by approximately $1,213,000 to approximately $2,191,000 from approximately $978,000 at February 3, 1996. The increase was primarily a result of the Company adjusting inventory quantities to levels which management believed would improve sales volume and the initial purchases for the holiday season.

The Company has used and expects to continue to use, to the extent available, any remaining cash which was generated from operations and the Sale to finance its losses from its remaining limited operations. The Company is not presently generating any cash flow to support its current corporate overhead expense and anticipates operating at a loss for fiscal 1997.

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

                                              What A World!, Inc.



Date:      December 16, 1997                  By: /s/ David F. Miller
                                                 -----------------------------
                                                  David F. Miller
                                                  President
                                                  (Principal Executive Officer)




Date:      December 16, 1997                  By: /s/ Brian S. Lappin
                                                 -----------------------------
                                                 Brian S. Lappin
                                                 Vice President of Finance
                                                 (Principal Financial
                                                 and Accounting Officer)