Form 10KSB
period 1998-01-31
WHAT A WORLD INC/DE/
filed 1998-05-18
CIK 931073

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended January 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period __________to__________

     Commission File Number 0-25002

                               WHAT A WORLD!, INC.
           (Name of small business issuer as specified in its charter)

            Delaware                                           59-3200879
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            P.O. Box 20125
            Tampa, Florida                                     33622-0125
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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year: $1,640,151

  The aggregate market value of the voting stock held by non-affiliates of the
    Registrant (based on the price the stock closed at on May 11, 1998) was approximately $595,723.

  The number of shares outstanding of the registrant's Common Stock, par value
                $.01 per share, as of May 12, 1998 was 2,118,125

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               WHAT A WORLD!, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                                     for the
                       FISCAL YEAR ENDED JANUARY 31, 1998


                                TABLE OF CONTENTS



PART I

         ITEM 1.   DESCRIPTION OF BUSINESS                                        3
         ITEM 2.   DESCRIPTION OF PROPERTIES                                      8
         ITEM 3.   LEGAL PROCEEDINGS                                              8
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            9

PART II
         ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS                                                        9
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                           10
         ITEM 7.   FINANCIAL STATEMENTS                                          12
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                           13

PART III

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                   EXCHANGE ACT                                                  14
         ITEM 10.  EXECUTIVE COMPENSATION                                        16
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                                    19
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                20
         ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K                        22

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     What A World!, Inc. (the "Company") was incorporated under the laws of the State of Delaware in July 1993 and, until May 1997, operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. On May 22, 1997, at a special meeting of stockholders of the Company to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer paid the Company $500,000, subject to certain adjustments, in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, during the thirteen weeks ended May 2, 1997 (the "First Quarter of Fiscal 1997"), the Company recognized $517,795 in cash and wrote down inventory by $1,009,000, fixed assets by $853,348, store supplies (other current assets) by $47,516, and organizational costs (other assets) by $12,994. The Company also reversed the $731,652 of deferred rent liability that relates to the leases that were assigned. The Sale resulted in a loss from discontinued operations of $673,411. Subsequently, during the thirteen weeks ended August 2, 1997 (the "Second Quarter of Fiscal 1997"), the Company recorded a change in the estimate of its accounts payable balance to better reflect the realizable value related to discontinued operations as a result of the Company's having negotiated debt concessions with substantially all of its vendors and a lessor, resulting in a gain on discontinued operations for the Second Quarter of Fiscal 1997 of $279,670. The gain on discontinued operations for the Second Quarter of Fiscal 1997 was a one time, non-recurring revaluation and similar results and adjustments can not be expected to recur. The total loss on discontinued operations for the Twenty Six Weeks ended August 2, 1997 was $393,741. There was no additional activity regarding discontinued operations for the third or fourth quarters of fiscal 1997.

     The assets transferred to the Buyer included all good and salable inventory of the Company, fixed assets and tangible personal property located at each of the Company's retail store locations (the "Leased Properties") and the Company's warehouse (including store fixtures, furniture, lighting fixtures, and all store supplies), intangible personal property (including deposits and prepaid expenses, vendor lists, customer lists, customer files, customer records, licenses and permits susceptible of transfer under regulatory agency rules) and contract rights relating to the operation and maintenance of the Leased Properties. Excluded assets included, among other assets, cash, a certificate of deposit, a portion of the Company's inventory and other miscellaneous property, including its corporate office and distribution center. Assumed liabilities included certain obligations of the Company under its store leases (the "store leases"). The Buyer assumed all liabilities under the store leases arising on or after May 22, 1998 (the "Closing Date"), regardless of whether or not the Company was able to obtain the requisite consent to assignment of any one or more of the store leases. Liabilities not assumed by the Buyer included, among other liabilities, accounts payable, accrued prior to (but unpaid as of) March 10, 1997, expenses, long term debt, computer equipment lease, certain severance obligations and other minor liabilities.

     The Sale Agreement contained various representations and warranties of the Company including, among others, representations and warranties related to organization and similar corporate matters; authorization, performance, enforceability and related matters; requisite consents; the accuracy of financial statements and other financial information provided to the Buyer; undisclosed liabilities; taxes; litigation; ownership, condition and title to assets and properties; inventories; personal property; contracts; real property; warranties and guarantees; personnel; employee benefit plans; absence of certain changes; compliance with applicable laws and environmental matters; licenses and permits; insurance;

absence of brokers; employee and labor relations; corporate names and proprietary rights; and the disclosure in the Sale Agreement regarding representations and warranties of the Company. The Sale Agreement contained various representations and warranties of the Buyer including, among others, representations and warranties related to organization and similar corporate matters; authorization, performance, enforceability and related matters; requisite consents and absence of brokers. The representations and warranties survive the Closing for a period of two years from the Closing Date or until expiration of the applicable statutes of limitations in respect of tax matters and litigation. With respect to the Buyer's assumption of the liabilities, such obligation shall survive for so long as there remain outstanding obligations under any of the assumed liabilities.

     The Company agreed to indemnify the Buyer from and against damages arising out of or based upon (i) the breach by the Company of any representation or warranty made by the Company pursuant to the Sale Agreement; (ii) the non-performance of any covenant made by it pursuant to the Sale Agreement;
(iii) any activities of the Company prior to the Closing; (iv) liabilities under any employee benefit plans of the Company; (v) any claims for brokers' fees;
(vi) any liabilities arising from the failure to comply with applicable bulk transfer laws; and (vii) any other liabilities of the Company not assumed by the Buyer. The Buyer agreed to indemnify the Company from and against damages which arise out of or are based upon (i) the breach by the Buyer of any representation or warranty made by the Buyer pursuant to the Sale Agreement; (ii) any claims for brokers' fees; (iii) the non-performance of any covenant made by it pursuant to the Sale Agreement; or (iv) the failure to satisfy any of the assumed liabilities. Pursuant to the Sale Agreement, neither party shall be obligated to indemnify the other thereunder unless and until the aggregate amount of the other party's damages exceeds $10,000.

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

     The Company will explore any opportunities which arise in the future which it believes are in the best interests of the Company's stockholders. Such opportunities include selling the stock of the Company to raise capital to make an acquisition or merging with a privately-held company. Any such acquisition would depend on the availability of attractive acquisition candidates and the Company's ability to finance any such acquisition. There can be no assurance any acquisition will be accomplished.

     The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company intends to use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

     BUSINESS OF POST-SALE WHAT A WORLD!, INC.

     Since the Sale, the Company has been seeking to serve as a vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination (a "Business Combination") with an operating business (an "Acquired Business"). The objective of the Company since the Sale has been to effect a Business Combination with an Acquired Business which the Company believes has significant growth potential. The Company currently intends to seek to utilize cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, explore possible Business Combinations with more than one prospective Acquired Business, in all likelihood, until other financing provides additional funds, or its stature matures, the Company may be able to effect only a single Business Combination, in accordance with its business objectives, although there can be no assurance that any such transaction will be effected.

     Since the Sale, the Company has not entered into any agreements with any potential Acquired Businesses regarding a Business Combination. No assurance can be made that any transaction will be consummated or that future discussions with any potential Acquired Businesses will result in definitive agreements, although it is the Company's intention to proceed diligently with its business plan.

     In view of the limited tangible net worth of the Company, consideration may be given to additional private equity or debt placement to fund its possible merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the business plan.

     It is anticipated that, in the event a Business Combination is effected, the Company would use cash, equity, debt or a combination of these to achieve a Business Combination.

     The Company may borrow funds to increase the amount of capital available for a Business Combination or otherwise finance the operation of the Acquired Business. The amount and nature of any borrowings by the Company will depend on numerous considerations including its capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy.

     The Company's future operations are subject to various risk factors including the following: funds available to the Company may not be adequate for it to acquire an interest in any chosen property, business or opportunity and there is no assurance funds will be available from any source and, if not available, the Company will limit its operations to those that can be financed from existing assets; any business activity the Company undertakes may require substantial capital which may be difficult to obtain or not be available in light of the Company's financial condition; the Company presently has no business to generate income; the Company has no operating history in any new line of business and there can be no assurance that any future activities will be profitable; the success of the Company will depend on the operations, financial condition and management of the company or companies, if any, with which the Company may merge or which it may acquire; the consummation of a business combination may involve a change in officers and directors of the Company, and the issuance of securities of the Company to stockholders of any target concern would result in substantial dilution of present stockholders of the Company and may result in stockholders of a target company obtaining a controlling interest in the Company; the loss of part or of the entirety of the Company's management could have a material adverse effect on the viability of the Company; any specific business opportunity may involve an unproven product, technology or marketing strategy the ultimate success of which cannot be assured; conflicts of interests may arise with respect to business activities since directors and officers of the Company may be affiliated with businesses which may in the future engage in various transactions with the Company; the Company may engage outside advisors in order to supplement the business experience of the Company's management; management does not anticipate that the Company will pay dividends in the foreseeable future; other entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and consequently the Company is at a competitive disadvantage in identifying possible merger or acquisition candidates; there can be no assurance the Company will be successful in identifying and evaluating suitable merger or acquisition candidates and in concluding a transaction on terms favorable to the Company or, if concluded, whether any transaction will result in a financial return to the Company's stockholders; the Company has not engaged in market research to determine that demand exists for a merger or acquisition transaction with the Company; the Company may be unable to diversify and the Company may be subject to economic fluctuations within a particular business or industry; the Board of Directors has the power to issue shares of common stock, and any additional issuance would have the effect of further reducing the percentage ownership of existing stockholders; and the Company, in the event it engages in business combinations which result in it holding passive investments in a number of entities, could be subject to regulation under the Investment Company Act of 1940 and any violation of such Act would subject the Company to material adverse consequences.

     This Annual Report on Form 10-KSB contains certain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors described herein, including, but not limited to, the factors described in the foregoing paragraph.

     BUSINESS OF PRE-SALE WHAT A WORLD!, INC.

     Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. The merchandise offered by the Company included outdoor and garden merchandise, recorded nature music, videotapes, statuary, telescopes, books, games and puzzles and apparel, all of which emphasized nature, environmental, scientific and/or educational themes. In May 1997, pursuant to an Asset Purchase Agreement dated as of March 7, 1997 (the "Sale Agreement") between the Company and the Buyer, the Company sold substantially all of its assets to the Buyer for an aggregate cash consideration of $517,795 plus the assumption by the Buyer of certain liabilities. In conjunction with the Sale Agreement and in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer operated the Company's specialty retail gift business (the "Management Agreement").

     The Company opened its first store in August 1993 and, until the Sale, operated twelve stores, which were located in major regional malls in Florida (Bradenton, Clearwater, Jacksonville, Jensen Beach, Miami (two), Ocala, Orlando, Tallahassee and Tampa), New York (Staten Island) and New Jersey (Eatontown). In addition, the Company operated thirteen temporary holiday outlets in Florida, Georgia and South Carolina during the 1996 Christmas selling season. The Company's permanent stores generally ranged in size from approximately 2,200 to 3,300 square feet of space.

     In November 1994, the Company completed its initial public offering (the "Offering") whereby 1,000,000 shares of Common Stock and 1,150,000 Warrants were sold. (See "Item 12 - Certain Relationships and Related Transactions - Warrant Extensions.")

         BUSINESS STRATEGY

     Prior to the Sale, the Company's strategy had been to provide an interactive, unique gift store environment which generated a sense of discovery for its customers. All of the Company's stores operated for the period February 2, 1997 through May 22, 1997 (the date of the Sale to the Buyer.). Each store typically stocked over 3,000 different items and offered products, at prices generally ranging from $3 to $500, from the following merchandise categories: home products, outdoor and gardening products, music and video items, statuary, optical instruments, educational items, toys and games, rocks and minerals, and apparel. All categories emphasized nature, environmental, scientific and/or educational themes.

         STORE OPERATIONS

     Prior to the Sale, the Company's stores generally ranged in size from approximately 2,200 to 3,300 square feet of space. The Company's stores had been open seven days a week during mall operating hours. Stores were typically staffed with a manager, an assistant manager and several full-time and part-time sales associates, the number of which varied depending on store volume. Store management received compensation in the form of salaries and performance-based bonuses, while sales associates were paid on an hourly basis plus performance incentives.

         PURCHASING AND INVENTORY

     Prior to the Sale, the Company purchased merchandise from over 250 suppliers, including manufacturers, distributors, craftsmen and importers. Although certain suppliers may have provided a majority or all of the Company's requirements for a particular product or category during the year ended January 31, 1998 (fiscal 1997), no supplier accounted for more than 5.0% of the Company's total merchandise purchases during such period. In fiscal 1997, 100% of the Company's merchandise was purchased from domestic vendors. The Company currently maintains no working relationship with any of its inventory vendors as all debts of the Company thereto have been satisfied.

         PROMOTIONAL ACTIVITIES

     Prior to the Sale, the Company did not rely on advertising to generate sales but, rather, was substantially dependent upon mall traffic to attract new customers.

         COMPETITION

     The specialty retail business is characterized by intense competition. The Company believes that prior to the Sale it had competed with various retailers, including Natural Wonders, Inc., The Nature Company, a subsidiary of CML Group, Inc., and World of Science, Inc., each of which operates numerous nature and science specialty stores.

         PERSONNEL

     Pursuant to the Sale Agreement and the Management Agreement, certain employees of the Company had been retained by the Buyer and were evaluated by the Buyer in accordance with its requirements. A significant portion of benefits that had accrued prior to March 9, 1997 to then-current employees were paid by the Company. Prior to the Sale, the Company had approximately 39 full-time employees and 50 part-time sales associates. Store management received compensation in the form of salaries and performance-based bonuses. Sales associates typically were paid on an hourly basis plus performance incentives. A number of programs were offered as incentives to both management and sales associates to increase sales, including various sales contests. None of the Company's employees were covered by any collective bargaining agreement. The Company currently has one employee, its Vice President of Finance, who renders his services on a part-time basis to the Company.

         SERVICE MARK

     The Company intends to retain its federal service mark registration for the What A World(R) name and the Company's design and logo. The Company believes that its service marks have value. There can be no assurance that the Company's marks would be upheld if challenged or that the Company would not be prevented by third parties (other than Natural Wonders) from using its mark, which could have an adverse effect on the Company. In addition, the Company is prevented by the Sale Agreement from using its marks in a retail segment in competition with the Buyer. Moreover, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its service marks. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.  DESCRIPTION OF PROPERTIES

     All leases for the twelve permanent stores of the Company have been assigned to, and assumed by, the Buyer in accordance with the Sale Agreement, and the Buyer agreed as part of such assignment and assumption to secure necessary consents or modifications from interested parties and has indemnified the Company with regard to certain matters relating to the leases. Currently the Company has received landlord consents with respect to ten of the assignments, and is waiting to receive a response from a landlord with respect to an eleventh assignment (The Falls, in Miami, Florida). One landlord (Monmouth Mall in Eatontown, New Jersey) does not require consent provided that certain financial conditions are met by the assignee, all of which the Company believes were met by the Buyer. Although the Company has received the requisite landlord consents (other than in connection with The Falls), the Company remains primarily liable for certain obligations with respect to the assigned leases in all but one instance (Monmouth Mall). The store leases, which expire at various times from 2003 through 2005, provide for specified minimum rental payments and contingent payments based on gross sales exceeding certain levels. The leases also required the Company to pay the cost of common area maintenance, insurance, taxes and other expenses. The locations of the stores and the approximate square footage under the various store leases are as follows:

                                                       Approximate Total Square
                                                               Footage
              Name of Mall (Location)                 (Including Storage Space)
---------------------------------------------        ---------------------------
Tampa Bay Center (Tampa, FL)                                    2,800
Countryside Mall (Clearwater, FL)                               2,200
Governor's Square Mall (Tallahassee, FL)                        2,600
DeSoto Square Mall (Bradenton, FL)                              2,600
Orange Park Mall (Jacksonville, FL)                             4,400
Paddock Mall (Ocala, FL)                                        3,300
Treasure Coast Square Mall (Jensen Bch, FL)                     2,500
Aventura Mall (Miami, FL)                                       3,200
The Falls (Miami, FL)                                           3,200
Monmouth Mall (Eatontown, NJ)                                   2,700
Staten Island Mall (Staten Island, NY)                          3,100
Fashion Square Mall (Orlando, FL)                               3,000


     The Company had leased approximately 4,000 square feet for its corporate office and distribution center in St. Petersburg, Florida, under a lease which would have expired in 1998; however, the Sale eliminated the need for this facility and the Company reached an agreement to terminate this lease and did so at minimal cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of its business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended January 31, 1998.


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


                                                                          Closing Bid                 Closing Ask
For the Fiscal Year Ended February 1, 1997                            High          Low           High           Low
----------------------------------------------------------------    --------      --------      --------       --------
First Quarter (February 4 through May 4, 1996)                      $  1.625      $  .7500      $   1.75       $  1.250
Second Quarter (May 5 through August 3, 1996)                       $  1.625      $  .5000      $   2.00       $  .7500
Third Quarter (August 4 through November 2, 1996)                   $  1.000      $  1.000      $  1.125       $  1.000
Fourth Quarter (November 3, 1996 through February 1, 1997)          $ 1.4375      $  .6875      $ 1.4375       $  .6875


                                                                          Closing Bid                 Closing Ask
For the Fiscal Year Ended January 31, 1998                            High          Low           High           Low
---------------------------------------------------------------     --------      --------      --------       --------
First Quarter (February 2 through May 3, 1997)                      $ 0.2188      $ 0.0625      $ 0.5313       $ 0.4375
Second Quarter (May 4 through August 2, 1997)                       $ 0.1800      $ 0.0156      $ 0.5000       $ 0.0938
Third Quarter (August 3 through November 1, 1997)                   $ 1.1250      $ 0.1800      $ 1.5000       $ 0.3750
Fourth Quarter (November 2, 1997 through January 31, 1998)          $ 0.7500      $ 0.2500      $ 1.2500       $ 0.4375


     On May 11, 1998, the last reported (closing) sale price of the Common Stock in the over-the-counter "pink sheets' was $0.28125 bid and $0.50 asked per share. The prices set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions and were provided by consultation with the NASD composite feed or other qualified quotation medium.

     The Company experienced during 1996 a substantial decline in the price of its Common Stock. The market price fell to a point that precluded the Company from continuing its listing on the Nasdaq Small Cap Market. As the Company was unable to demonstrate, by the date specified by Nasdaq, compliance with Nasdaq's listing requirements, Nasdaq issued a formal notice of deficiency for the Company's securities in January 1997. As a result of such delisting, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, the Company's securities. Delisting of the Company's securities may also result in lower prices for the Company's securities than might otherwise prevail.

     In addition, once the Common Stock was delisted from trading on Nasdaq and the trading price of the Common Stock remained below $5.00 per share, trading in the Common Stock also became subject to certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock market transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burden imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could materially adversely affect the market price and severely limit liquidity of the securities and the ability of securityholders to sell the Company's securities in the secondary market as well as the Company's ability to obtain additional financing.

     The Company has not paid any cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's limited business operations.

     As of May 12, 1998, as reported by the Company's transfer agent, shares were held by approximately 15 persons based on the number of record holders, including at least one who is a nominee for an undetermined number of beneficial owners.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was organized in July 1993 and opened its first permanent store in August 1993. All of the Company's twelve stores had been in operation until May 22, 1997, the date of the Sale. Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business. The Company intends to look for acquisition candidates for a new business for the Company. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

     The fiscal year ended January 31, 1998 ("Fiscal 1997") and the fiscal year ended February 1, 1997 ("Fiscal 1996") included 52 weeks of operations. The quarterly period ended January 31, 1998 (the "Fourth Quarter of Fiscal 1997") and the quarterly period ended February 1, 1997 (the "Fourth Quarter of Fiscal 1996") included 13 weeks of operations.

     The Company did not operate any stores at January 31, 1998 due to the Sale, but operated 12 stores for the period February 2, 1997 through May 22, 1997. The stores were operated under the Management Agreement for the period of March 10, 1997 through May 22, 1997. The Company operated 12 stores at February 1, 1997 and throughout the entire fiscal year of 1996. The Company did not operate any temporary stores in the Fourth Quarter of Fiscal 1997 as compared to operating 13 temporary stores during the Fourth Quarter of Fiscal 1996.

RESULTS OF OPERATIONS

     Net sales for the Fourth Quarter of Fiscal 1997 decreased to $0 from $4,371,000 for the Fourth Quarter of Fiscal 1996. Net sales for Fiscal 1997 decreased to $1,640,000 from $8,167,000 for Fiscal 1996. The decreases are the result of the Sale transaction.

     Gross profit for the Fourth Quarter of Fiscal 1997 was $0 as compared to approximately $2,050,000, or 46.9% of net sales, for the Fourth Quarter of Fiscal 1996. Gross profit for Fiscal 1997 was approximately $708,000, or 43.2% of net sales, as compared to approximately $3,858,000, or 47.2% of net sales, for Fiscal 1996. The decrease in gross profit as a percentage of net sales was principally a result of markdowns in light of the then-impending Sale transaction. The decrease in gross profit volume is primarily a result of the Company's discontinuing its retail operations.

     Selling, general and administrative expenses ("SG&A") decreased to approximately $74,000 in the Fourth Quarter of Fiscal 1997 and to approximately $1,445,000 for the 52 weeks of Fiscal 1997 from approximately $1,777,000 and $4,911,000 for the Fourth Quarter of Fiscal 1996 and the 52 weeks of Fiscal 1996, respectively. The primary components of SG&A prior to the Sale were store occupancy costs (which include rent, utilities, common area charges, real estate taxes and other expenses associated with the operation of a retail store in a regional mall), store management and sales staff payroll, depreciation expense and corporate payroll. The decreases in SG&A were, for the most part, the result of decreases in store operating expenses and the reduction of corporate office expenses prior to the Sale and the elimination of all selling expenses, coupled with corporate office expense reductions following the Sale.

     Interest and other income for the Fourth Quarter of Fiscal 1997 and in Fiscal 1997 was approximately $4,000 and $24,000, respectively, as compared to approximately $18,000 and $46,000 from comparable periods in 1996. The decreases are due to the Company's reduced level of remaining cash due to operating losses throughout Fiscal 1997 and repayment of outstanding debt.

     Interest expense for the Fourth Quarter of Fiscal 1997 and in Fiscal 1997 was approximately $0 and $10,000, respectively, as compared to approximately $14,000 and $37,000 from comparable periods in 1996. The decreases are due to the Company's early retirement of substantially all its capital lease obligations, virtually eliminating the Company's interest expense.

     Net loss of approximately $70,000 was recorded for the Fourth Quarter of Fiscal 1997 as compared to a net loss of approximately $1,209,000 for the Fourth Quarter of Fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing capital requirements are anticipated to be for funding limited operations and exploring any opportunities to effect an acquisition, whether by merger, exchange of capital stock or other business combination. There can be no assurance that any such transaction will be effected. In view of the limited resources of the Company, consideration may be given to additional equity or debt placement to fund merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the Company's business objective.

     The Company had working capital of approximately $45,000 and $985,000 at January 31, 1998 and February 1, 1997, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company will use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

     During Fiscal 1997, cash decreased by approximately $1,363,000 to approximately $131,000. The overall decrease in cash resulted primarily from the Company's repayment of debt, its satisfaction of a majority of its liabilities following the receipt of the proceeds from the Sale, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $157,000 in indebtedness during the period.

     During Fiscal 1996, cash decreased by approximately $93,000 to approximately $1,294,000. The overall decrease in cash resulted primarily from cash used for the purchases of property and equipment used in the temporary stores of approximately $196,000. The Company repaid approximately $62,000 in indebtedness during the period.

     The Company currently does not maintain any lines of credit or cash borrowings to finance its capital requirements. The Company had maintained a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expired in November 1997 as a result of the Sale.

     During Fiscal 1997, the Company's inventories decreased to $0 from approximately $1,207,000 at February 1, 1997. The decrease is primarily a result of the Sale transaction and the Company's discontinuing its retail operations in the second quarter of Fiscal 1997.

     During Fiscal 1996, the Company's inventories increased by approximately $229,000 to approximately $1,207,000 from approximately $978,000 at February 3, 1996. The increase was primarily a result of the Company retaining unsold inventory from the seasonal temporary stores.

         The Company has used and expects to continue to use, to the extent available, any remaining cash which was generated from operations and the Sale to finance its losses from its remaining limited operations. The Company is not presently generating any cash flow to support its current corporate overhead expenses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported in the Company's 8-K filed May 14, 1998, the Company dismissed Arthur Andersen LLP (the "Former Accountant") on May 11, 1998 as the Company's independent accountants. The Company's Board of Directors participated in and approved the decision to change independent accountants.

         The reports of the Former Accountant on the Company's financial statements for the fiscal years ended February 3, 1996 and February 1, 1997 contained explanatory paragraphs as to uncertainty with respect to the Registrant's ability to continue as a going concern. There were no disagreements with the Former Accountant for the fiscal years ended February 3, 1996 and February 1, 1997 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their reports on the financial statements for such years. No events of the kind set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the fiscal years ended February 3, 1996 and February 1, 1997.

         The Former Accountant has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of this letter is included as an exhibit to this Report on Form 8-K.

         The Company has engaged Kirkland, Russ, Murphy & Tapp (the "New Accountant") as its new independent accountants, effective May 11, 1998. During the fiscal years ended February 3, 1996 and February 1, 1997 and the interim periods subsequent to February 1, 1997, the Company did not (i) consult with the New Accountant on the application of accounting principles to any specified transaction, either completed or proposed, (ii) consult with the New Accountant on the type of audit opinion that might be rendered on the Registrant's financial statements, (iii) receive either written or oral advice from the New Accountant that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue or (iv) consult with the New Accountant on any matter that was the subject of a disagreement or a reportable event (each as described in Item 304(a)(1)(iv) of Regulation S-B).

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current directors and executive officers of the Company are as follows:

          Name                    Age                              Position
---------------------------  -------------  -------------------------------------------------------
David B. Cornstein                 59       Chairman of the Board and Director
David F. Miller                    68       President, Secretary, and Director
Brian S. Lappin                    29       Vice President of Finance and Chief Financial Officer
James Martin Kaplan                53       Director
Hugh H. Jones, Jr.                 68       Director
Edward J. Munley                   66       Director


         David B. Cornstein, a co-founder of the Company, has been a director of the Company since its inception and has served as Chairman of the Board since September 1994. Since May 1993, Mr. Cornstein has served as Chairman of the Board of Finlay Enterprises, Inc. ("FEI") and has served as a director of FEI and its wholly-owned subsidiary, Finlay Fine Jewelry Corporation ("FFJC"), since their inception in December 1988. From December 1988 to January 1996, Mr. Cornstein served as President and Chief Executive Officer of FEI, and from December 1985 to December 1988, he served as President, Chief Executive Officer and a director of a predecessor of FEI. FEI, through its subsidiary FFJC, operates over 1,100 leased fine jewelry departments in major department stores throughout the United States and France.

         David F. Miller, a co-founder of the Company, has been Secretary and a director of the Company since its inception and has been President of the Company since March 1996. Since April 1990, Mr. Miller has served as Chairman of the Board of PureIce of the South, Inc., a corporation principally owned by Mr. Miller, which is the major supplier of packaged ice for Northeast Florida. Mr. Miller also serves as Chairman of the Board of Quality Food Equipment Distributors, Inc., a provider of equipment for the food and restaurant industry. From 1983 to 1987, Mr. Miller served as President of JCPenney Stores and Catalog and as a director of The JCPenney Company, Inc. ("JCPenney Company"), and from 1987 to April 1990, he served as Vice Chairman of the Board of JCPenney Company and Chief Operating Officer of JCPenney Stores and Catalog, retiring from JCPenney Company in 1990 after 37 years of service. Mr. Miller is also a director of Winn-Dixie Stores, Inc. and is President of Amelia Service Center, a real estate management company in Fernandina Beach, Florida. In fulfilling his duties as President, Secretary and a director of the Company, Mr. Miller will devote such portion of his time to the affairs of the Company as he deems appropriate.

         Brian S. Lappin, who currently serves on a part-time basis as Vice President of Finance and Chief Financial Officer of the Company, was appointed to such position in August 1996 and served as Accounting Manager of the Company from September 1993 through August 1996. From January 1993 through September 1993, Mr. Lappin was an Accounting Assistant for Padgett Business Services, an accounting and financial services firm in Gainesville, Georgia. From June 1991 to December 1993, he was a staff accountant at Halls Tampa Wholesale Florist, handling the daily reporting and accounting operations.

         Edward J. Munley, a co-founder of the Company, has been a director of the Company since its inception and served as President of the Company from July 1993 until his resignation in March 1996. Since December 1990, Mr. Munley has been the President and sole stockholder of Handley Walker Incorporated, a payroll processing firm. From 1977 to February 1990, Mr. Munley served as President and Chief Executive Officer of Dey Brothers Inc., a subsidiary of Allied Stores Corporation ("Allied Stores"). Prior to 1977, Mr. Munley held various positions with regional divisions of Allied Stores.

         James Martin Kaplan has been a director of the Company since December 1994. Mr. Kaplan is a partner of the law firm of Tenzer Greenblatt LLP, counsel to the Company, which he joined in 1998. From 1977 to 1998, Mr. Kaplan was a partner of the law firm of Zimet, Haines, Friedman, & Kaplan, former counsel to the Company. Mr. Kaplan also serves on the Board of Directors of FEI and FFJC.

         Hugh H. Jones, Jr. has been a director of the Company since December 1994. Since 1993, Mr. Jones has served as President of Baptist Health System Foundation, Inc. Mr. Jones serves on the Board of Directors of Caring Institute. He served on the Board of Directors of The Barnett Bank of Jacksonville, N.A. ("Barnett Bank") from September 1980 to February 1996. From 1982 to 1993, Mr. Jones served as Chairman and Chief Executive Office of Barnett Bank, and from 1980 to 1982, he served as Vice Chairman and director, retiring from Barnett Bank in 1993 after 23 years of service.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities an Exchange Commission and to furnish the Company with copies of such reports. Based solely on its review of the copies of such forms furnished to the Company by such reporting persons and on the written representations from such reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended January 31, 1998 all of the reporting persons complied with their section 16(a) filing requirements, with the exception of Hugh Jones, whom the Company believes sold 1,000 shares in December of 1997, as to which no report has yet been filed.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation of the Company's president for services rendered during the year-ended January 31, 1998. No other executive officer earned an annual salary and bonus that exceeded $100,000 during Fiscal 1997.

Summary Compensation Table

                                                                            Long-term Compensation
                                                                     -----------------------------------
                                         Annual Compensation                   Awards            Payouts
                                     ----------------------------    ------------------------    -------
                                                          Other
                                                          Annual     Restricted                           All Other
                                                          Compen-       Stock                      LTIP    Compen-
                                                          sation       Award(s)      Options/    Payouts   sation
Name and Principal Position  Year    Salary($)  Bonus $      $            $          SARs (#)       $          $
---------------------------  ----    ---------  -------   -------    ----------     -----------  -------  ---------
David F. Miller (1),
   President                 1997       -0-       -0-        -0-         -0-            -0-        -0-       -0-

                             1996       -0-       -0-        -0-         -0-        100,000/-0-    -0-       -0-

                             1995       -0-       -0-        -0-         -0-            -0-        -0-       -0-


(1) Mr. Miller is currently not compensated other than actual expenses incurred while serving as President.

COMPENSATION OF DIRECTORS

     The Company's directors are currently not compensated for serving as members of the Board of Directors.

OPTION/SAR GRANTS TABLE

     The following table shows information concerning stock options granted during the year ended January 31, 1998 for the individual shown in the Summary Compensation Table.


                                 Number of
                                 Securities          % of Total
                                 Underlying        Options Granted
                               Options Granted     to Employees in     Exercise or Base
           Name                      (#)              Fiscal Year        Price ($/sh)       Expiration Date
----------------------------   ---------------     ---------------     -----------------    ---------------
      David F. Miller                -0-                 N/A                  N/A                  N/A

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

     No stock options were exercised by any of the Company's executive officers during year-ended January 31, 1998. The following table shows information concerning stock option values as of January 31, 1998.

                            Aggregated Year-ended January 31, 1998 Option Values
                            ----------------------------------------------------

                                       Number of Securities Underlying          Value of Unexercised
                                      Unexercised Options at January 31,       In-the-Money Options at
                                                   1998(#)                       January 31, 1998($)

              Name                         Exercisable/Unexercisable          Exercisable/Unexercisable
---------------------------------     -----------------------------------     -------------------------
         David F. Miller*                        100,000/-0-                           -0-/-0-
         Edward J. Munley                         75,000/-0-                           -0-/-0-



* does not include additional warrants to purchase shares granted under the 1996 Working Capital Commitment (See "Certain Relationships and Related Transactions").



1994 STOCK OPTION PLAN

     In order to attract, retain and motivate employees (including officers), directors, consultants and other persons who perform substantial services for or on behalf of the Company, in November 1994, the Company adopted the 1994 Stock Option Plan (as amended in 1996, the "Stock Option Plan"), pursuant to which stock options covering an aggregate of 560,000 shares of the Company's Common Stock may be granted to such persons. Under the Stock Option Plan, "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code, may be granted to employees (including officers), and non-incentive stock options ("Non-incentive Options") may be granted to any such employee and to other persons (including directors) who perform substantial services for or on behalf of the Company. Incentive Options and Non-incentive Options are collectively referred to herein as "Options".

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the Record Date, the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company (iii) each named executive officer as defined under applicable Securities and Exchange Commission rules and (iv) all of the Company's current officers and directors as a group.

Name and Address of Beneficial              Amount and Nature of
           Owner(1)                        Beneficial Ownership(2)         Percent of Class
--------------------------------------     -----------------------         ----------------
David B. Cornstein                             745,352(3)                        31.74%

David F. Miller                                623,062(4)                        26.97%

Edward J. Munley                               280,000(5)                        12.77%

Brian S. Lappin                                 12,667(6)                            *

James Martin Kaplan                             14,000(7)                            *

Hugh H. Jones, Jr.                              26,000(8)                         1.21%

Elliot J. Smith                                301,031(9)                        12.97%

All officers and directors as a              1,701,281(3)(4)(5)                  63.97%
group (6 persons)                                        (6)(7)(8)

* - Less than one percent

(1) The address of each person listed is c/o What A World!, Inc., P.O. Box 20125, Tampa Florida 33625

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

(3) The number of shares beneficially owned by Mr. Cornstein assumes the exercise of options to purchase 5,000 shares of Common Stock and the exercise of warrants to purchase 225,000 shares of Common Stock.

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

(6) The number of shares owned beneficially by Mr. Lappin assumes the exercise of options to purchase 12,667 shares of Common Stock but does not include an aggregate of 7,333 shares of Common Stock issuable at various times upon the exercise of options granted to Mr. Lappin.

(7) The number of shares beneficially owned by Mr. Kaplan assumes the exercise of options to purchase 5,000 shares of Common Stock.

(8) The number of shares beneficially owned by Mr. Jones assumes the exercise of options to purchase 5,000 shares of Common Stock and the exercise of warrants to purchase 21,000 shares of Common Stock.

(9) The number of shares beneficially owned by Mr. Smith includes 96,942 shares of Common Stock underlying certain Underwriter's Warrants issued in connection with the Offering. In addition, the number of shares beneficially owned by Mr. Smith includes (i) 90,500 shares of Common Stock beneficially owned by The Elliot J. Smith SDRP Money Purchase Pension Plan (the "Smith Pension Plan"), including 44,000 shares issuable upon exercise of warrants held by the Smith Pension Plan, (ii) 65,460 shares of Common Stock beneficially owned by The Elliot J. Smith IRA/Rollover (the "Smith IRA"), including 33,460 shares issuable upon exercise of warrants held by the Smith IRA, (iii) 3,000 shares of Common Stock issuable upon exercise of warrants held by Praefero Partners, a partnership of which Mr. Smith is the sole general partner and (iv) an additional 25,000 shares issuable upon exercise of warrants held by Mr. Smith. Mr. Smith may be deemed to be the beneficial owner of shares of Common Stock beneficially owned by the Smith Pension Plan, the Smith IRA and Praefero Partners.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1993, David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's President and Secretary, and Edward J. Munley, the Company's former President each of whom is a director and founder of the Company (collectively, the "Original Stockholders") entered into an agreement in connection with the formation of the Company ("the Stockholders Agreement"), pursuant to which Messrs. Cornstein, Miller, and Munley purchased 600,000, 600,000 and 800,000 shares of Common Stock of the Company for a purchase price of $60,000, $60,000 and $80,000, respectively. On September 8, 1994, the Original Stockholders, in consideration of the mutual undertakings made by each of them, contributed an aggregate of 981,875 shares of Common Stock back to the Company. No other determined or contingent consideration (e.g. performance payments), current or future, has been or will be paid to any person or organization in respect of such contribution of shares of Common Stock. Messrs. Cornstein, Miller, and Munley, pursuant to the Stockholders Agreement, also agreed to make certain revolving credit loans (the "Original Stockholder Loans") in an aggregate amount of $500,000, at an interest rate equal to the prime rate plus 0.5%, payable quarterly in arrears to the extent there were adequate revenues and funds from operations to the Company, on an unsecured basis, from time to time until January 31, 1996, of up to $195,000, $195,000 and $110,000, respectively. The Original Stockholder Loans bore interest at a rate equal to the prime rate (as defined) from time to time plus 0.5%. In connection with the Offering, all $500,000 outstanding principal amount owed under the Original Stockholder Loans was converted as of the date of the Offering, into an aggregate of 100,000 shares of Common Stock at a price of $5.00 per share. Pursuant to the Stockholders Agreement, Mr. Munley was elected by the Board of Directors to serve as President of the Company. Mr. Munley resigned as President in March 1996.

     In August 1994, a trust established for the benefit of the son of Mr. Cornstein, and certain family members of Mr. Miller, made working capital loans of $150,000 and $150,000, respectively (or a total of $300,000), to the Company (the "Bridge Financing"). Such loans were secured by a first priority lien on substantially all of the assets of the Company and were evidenced by bridge notes which bore interest at a rate of 9% per annum and were due upon the earlier of the consummation of the Offering or January 31, 1996. The Company used the proceeds of the Bridge Financing in connection with the opening of new stores, and for working capital and general corporate purposes. The outstanding balance of such loans (including accrued interest) was paid from the proceeds of the Offering. All liens (and any other security interests) in respect of the bridge notes were released at repayment of the Bridge Notes.

     In September 1994, Mr. Cornstein and Mr. Miller each made loans for working capital purposes (the "Interim Loans") to the Company, at an interest rate of 10% per annum, in an amount of $161,250 or a total of $322,500. In connection with such loans, the Company issued to the lenders secured promissory notes (the "Interim Loan Notes"). The Company used the proceeds of the Interim Loans in connection with the opening of new stores, and for working capital and general corporate purposes. The Interim Loans were secured by a second priority lien on substantially all of the assets of the Company and were due upon the earlier of the consummation of the Offering or January 31, 1996. The outstanding balance of such loans (including accrued interest) was paid from the proceeds of the Offering. All liens (and any other security interests) in respect of the Interim Loan Notes were released at repayment of the Interim Loans.

     In October 1994, the Original Stockholders entered into an agreement, pursuant to which they agreed to lend to the Company for working capital purposes, as needed, up to an aggregate of $200,000 in additional funds through January 31, 1995, at an interest rate of 10% per annum (the "1994 Working Capital Commitment). In October 1994, an aggregate of $100,000 was advanced under the 1994 Working Capital Commitment. Such amount, plus accrued interest, was due and payable no later than the earlier of the Offering or January 31, 1996. Said balance (including accrued interest) was paid from the proceeds of the Offering. No additional amounts were borrowed under the 1994 Working Capital Commitment.

     On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., also a member of the Company's Board of Directors (collectively, the "lenders"), entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum (the "1996 Working Capital Commitment"). All amounts outstanding under the 1996 Working Capital Commitment were repaid when due, together with accrued interest thereon, on January 3, 1997. Such loans had been secured by a first priority lien on substantially all the assets of the Company. As partial consideration for the 1996 Working Capital Commitment, the Company granted to the lenders options to purchase an aggregate of 200,000 shares at an exercise price of $1.00, originally exercisable until August 31, 2001 (See "-Warrant Extensions"). In connection with the 1996 Working Capital Commitment, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

Warrant Extensions

     On May 7, 1998, the Company announced that it has extended the exercise period of its publicly-held Redeemable Common Stock Purchase Warrants (the "Warrants") to May 17, 2000. The Warrants, which were originally scheduled to expire on May 17, 1998, each entitle the holder thereof to purchase one share of What A World!, Inc. Common Stock at a price of $5.00 per share, subject to adjustment under certain circumstances. The Warrants are redeemable by the Company, upon the consent of Whale Securities Co. L.P., the underwriter of the Offering, upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of the common stock on all 20 days ending on the third day prior to the day on which the Company gives notice has been at least 150% of the then-effective exercise price of the Warrants.

     Following such action, the Board of Directors also approved the extension of the warrants pursuant to the 1996 Working Capital Commitment to August 31, 2003. The warrants were originally scheduled to expire on August 31, 2001 and entitle the holder thereof to purchase one share of the Company's Common Stock at a price of $1.00 per share.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

A. (1) The following financial statements of the Company and the reports thereon of Kirkland, Russ, Murphy, & Tapp dated May 13, 1998 is being filed as part of this Annual Report on Form 10-KSB.

     Independent auditors' reports.

     Balance Sheet as of January 31, 1998.

     Statements of Operations for the year ended February 1, 1997 and for the year ended January 31, 1998.

     Statements of Stockholders Equity for the year ended February 1, 1997 and for the year ended January 31, 1998.

     Statements of Cash Flows for the year ended February 1, 1997 and for the year ended January 31, 1998.

     Notes to Financial Statements

     (2) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):



 EXHIBIT
 NUMBER                                DESCRIPTION
---------      -----------------------------------------------------------------
  1.1          Underwriting Agreement between Registrant and Whale Securities
               Co., L.P. and Selected Dealer Agreement. (incorporated by
               reference to exhibit 1.1 of the Registrant's Form 10-KSB for the year ended December 31, 1994 as filed with the Securities and
               Exchange Commission (the"1994 Form 10-KSB")).
  3.1          Certificate of Incorporation of Registrant, as amended
               (incorporated by reference from Exhibit 1.1 of the Registrant's
               Registration Statement on Form SB-2, (Commission No.33-84774) as
               filed with the Securities and Exchange Commission (the"SB-2")).
  3.2          By-Laws of Registrant (incorporated by reference to exhibit 3.2 of the SB-2).
  3.2.A        Restated By-Laws of Registrant (incorporated by reference to exhibit 3.2A of the SB-2).
  4.1          Form of Certificate for Common Stock (incorporated by reference to exhibit 4.1 of the SB-2).
  4.2          Public Warrant Agreement between the Registrant, American Stock
               Transfer & Trust Company and Whale Securities Co., L.P.
  4.3          Form of Public Warrant Certificate (incorporated by reference to exhibit 4.3 of the SB-2).

  4.4          Underwriter's Warrant Agreement (incorporated by reference to exhibit 4.4 of the SB-2).
  10.1         Agreement among the Registrant, Edward J. Munley, David B.
               Cornstein, David Miller and the other parties thereto, dated as of July 21, 1993, together with amendments to said Agreement
               (incorporated by reference to exhibit 10.1 of the SB-2).
  10.2         Employment Agreement with Edward J. Munley dated as of November
               8, 1994 (incorporated by reference to exhibit 10.3 of the SB-2).
  10.3         Consulting Agreement between the Registrant and the Whale
               Securities Co., L.P. (incorporated by reference to exhibit 10.11 of the SB-2).
  10.4         1994 Stock Option Plan (incorporated by reference to exhibit
               10.12 of the SB-2).
  10.5         Letter agreement dated October 3, 1994 by and among the
               Registrant, David B. Cornstein, David F. Miller and Edward J.
               Munley (incorporated by reference to exhibit 10.17 of the SB-2).
  10.6         Agreement dated as of September 8, 1994 by and among the
               Registrant, Edward J. Munley, David B. Cornstein and David F.
               Miller in respect of contribution of shares to the Registrant
               (incorporated by reference to exhibit 10.19 of the SB-2).
  10.7         Equipment Lease Agreement, dated December 2, 1994, between the
               Company and Wasco Funding Corporation. (incorporated by reference to exhibit 10.21 of the SB-2).
  10.8         Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr. and David
               F. Miller. (incorporated by reference to the Registrants Form
               10-Q for the Quarter ended August 3, 1996 as filed September 17,
               1996 (the "Third Quarter 1996 10-Q" )).
  10.9         Form of Warrant and Registration Agreement dated as of August 28,
               1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr.
               and David F. Miller. (incorporated by reference to the Third
               Quarter 1996 10-Q).
  10.10        Security Agreement dated as of August 28, 1996 in respect of
               Seasonal Secured Revolving Notes (incorporated by reference to the Third Quarter 1996 10-Q).
  10.11        Asset Purchase Agreement dated as of March 7, 1997 between the
               Registrant and Natural Wonders, Inc. (incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended
               February 1, 1997 as filed May 16, 1997 ( the "Fiscal 1996
               10-KSB")).
  10.12        Management Agreement dated March 7, 1997 between the Registrant and Natural Wonders, Inc. (incorporated by reference to the
               Fiscal 1996 10-KSB).
  10.13        Form of Non Competition Agreement dated March 7, 1997 by David B.
               Cornstein and David F. Miller (incorporated by reference to the
               Fiscal 1996 10-KSB).
  11           Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).
  16           Letter dated May 13, 1998 from Arthur Andersen LLP in regard to their review of the Current Report on Form 8-K dated May 14, 1998 which reports the dismissal of Arthur Andersen as the
               Registrant's independent certified public accountants
               (incorporated by reference from Exhibit 1 of the Current Report on Form 8-K dated May 14, 1998 as filed with the Securities and
               Exchange Commission).
  27           Financial Data Schedule (For SEC Use Only).


B. No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

What A World!, Inc.

By:    /s/ David F. Miller
     -----------------------------
       David F. Miller                                         5/18/98
       President                                             -----------
                                                                 Date




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David F. Miller                                                               5/18/98
----------------------------------------------------------------------     ----------------------
David F. Miller, President, Secretary, and Director                                Date
(Principal Executive Officer)

 /s/ David B. Cornstein                                                           5/18/98
----------------------------------------------------------------------     ----------------------
David B. Cornstein, Chairman of the Board and Director                             Date

/s/ Brian S. Lappin                                                               5/18/98
----------------------------------------------------------------------     ----------------------
Brian S. Lappin, Vice President of Finance and Chief Financial                     Date
Officer (Principal Financial and Accounting Officer)

/s/ James M. Kaplan                                                               5/18/98
----------------------------------------------------------------------     ----------------------
James Martin Kaplan, Director                                                      Date

/s/ Hugh H. Jones, Jr.                                                            5/18/98
----------------------------------------------------------------------     ----------------------
Hugh H. Jones, Jr., Director                                                       Date


----------------------------------------------------------------------     ----------------------
Edward J. Munley, Director                                                         Date

                               WHAT A WORLD!, INC.

                              FINANCIAL STATEMENTS

                      JANUARY 31, 1998 AND FEBRUARY 1, 1997
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
What A World!, Inc.:

We have audited the accompanying balance sheet of What A World!, Inc. (a Delaware corporation) as of January 31, 1998 and the related statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of What A World!, Inc. as of January 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses, the Board of Directors' unanimous approval of the sale of substantially all of the Company's operating assets, the speculative nature of the post-sale business, and the lack of liquidity and financing raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Clearwater, Florida                          /s/ Kirkland, Russ, Murphy, & Tapp
May 13, 1998

                               WHAT A WORLD!, INC.

                                  BALANCE SHEET

                                JANUARY 31, 1998


                                     ASSETS

                                                                    JANUARY 31,
                                                                        1998
                                                                    -----------
Current assets:
    Cash and cash equivalents                                       $   130,713
    Prepaid expenses and other current assets                             6,873
                                                                    -----------

                  Total current assets                                  137,586

Property and equipment, net                                               2,500
                                                                    -----------

                                                                    $   140,086
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    30,000
    Accrued expenses                                                     60,950
    Current maturities on capital lease obligations                       1,518
                                                                    -----------

                  Total current liabilities                              92,468

Capital lease obligations                                                 1,849

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares
      authorized, 2,118,125 shares issued and outstanding
      at January 31, 1998 and February 1, 1997, respectively             21,181
    Additional paid-in capital                                        4,538,782
    Accumulated deficit                                              (4,514,194)
                                                                    -----------

                  Net stockholders' equity                               45,769
                                                                    -----------

                                                                    $   140,086
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                               WHAT A WORLD!, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

            FOR THE YEARS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997



                                                       JANUARY 31,       FEBRUARY 1,
                                                           1998              1997
                                                       -----------       -----------
Net sales                                              $ 1,640,151         8,166,755

Cost of sales                                              931,798         4,308,643
                                                       -----------       -----------

                  Gross profit                             708,353         3,858,112

Selling, general and administrative expenses             1,444,958         4,910,755

Loss from impairment                                            --         1,485,535
                                                       -----------       -----------

                  Loss from operations                    (736,605)       (2,538,178)

Interest and other income                                   23,701            46,356

Interest expense                                           (10,186)          (36,789)
                                                       -----------       -----------

                  Loss from continuing operations         (723,090)       (2,528,611)

Loss from discontinued operations                         (393,741)               --
                                                       -----------       -----------

                  Net loss                              (1,116,831)       (2,528,611)

Accumulated deficit, beginning of year                  (3,397,363)         (868,752)
                                                       -----------       -----------

Accumulated deficit, end of year                       $(4,514,194)       (3,397,363)
                                                       ===========       ===========

Net loss per weighted average common and common
  equivalent share - basic and diluted                 $      (.53)            (1.19)
                                                       ===========       ===========

Weighted average common and common equivalent
  shares outstanding - basic and diluted                 2,118,125         2,118,125
                                                       ===========       ===========







The accompanying notes are an integral part of these financial statements.

                               WHAT A WORLD!, INC.

                            STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997


                                                                   JANUARY 31,       FEBRUARY 1,
                                                                       1998              1997
                                                                   -----------       -----------
Cash flows from operating activities:
    Net loss                                                       $(1,116,831)       (2,528,611)
    Adjustments to reconcile net loss to net cash and
      cash equivalents from operating activities:
        Depreciation and amortization                                  118,000           386,749
        Loss on sale of equipment                                           --             4,114
        Loss on discontinued operations                                393,741                --
        Loss on impairment                                                  --         1,485,535
    Changes in operating assets and liabilities:
        Decrease in construction allowance receivable                       --           267,000
        (Increase) decrease in inventories                             198,015          (228,786)
        Decrease in prepaid expenses and other current assets           41,178            84,262
        (Increase) decrease in other assets                             14,812            (2,713)
        Increase (decrease) in accounts payable                     (1,076,938)          834,192
        Decrease in accrued expenses                                  (196,829)         (223,712)
        Increase in deferred rent                                           --            87,479
                                                                   -----------       -----------

                  Net cash provided by (used in) operating
                    activities                                      (1,624,852)          165,509

Cash flows from investing activities:
    Purchases of property and equipment                                     --          (212,391)
    Proceeds from Sale Agreement                                       517,795                --
    Proceeds from sale of equipment                                         --            15,900
    Redemption of certificate of deposit                               100,000                --
                                                                   -----------       -----------

                  Net cash provided by (used in) investing
                    activities                                         617,795          (196,491)

Cash flows from financing activities:
    Borrowings under related party loan agreements                          --           410,000
    Repayment of related party loans                                        --          (410,000)
    Payments made on capital lease obligations                        (156,419)          (61,827)
                                                                   -----------       -----------

                  Net cash used in financing activities               (156,419)          (61,827)
                                                                   -----------       -----------

                  Net decrease in cash                              (1,163,476)          (92,809)

Cash and cash equivalents, beginning of year                         1,294,189         1,386,998
                                                                   -----------       -----------

Cash and cash equivalents, end of year                             $   130,713         1,294,189
                                                                   ===========       ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                         $    10,186            36,789
                                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      JANUARY 31, 1998 AND FEBRUARY 1, 1997



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of Presentation

                  What A World!, Inc. (Company) was a mall-based unique gift specialty retailer. The Company's assortment of products generally targeted customers who have an active interest in nature, the outdoors and science. The Company opened its first store in August 1993 and had 12 permanent stores in operation at February 1, 1997, which were located in major regional malls. Ten of those stores were located in Florida and one store each was located in New York and New Jersey. In addition, the Company operated three temporary holiday outlets (temporary stores) in Florida and 13 temporary stores in Florida, Georgia and South Carolina during the 1995 and 1996 Christmas selling season, respectively.

         (b)      Discontinued Operations and Subsequent Sale of Operations

                  In February 1997, the Company's Board of Directors approved the sale of substantially all of the Company's operating assets and to discontinue the Company's retail business.

                  The Company operated its chain of mall-based specialty gift retail stores until March 10, 1997. On March 7, 1997, the Company and Natural Wonders, Inc. (the Buyer) entered into an Asset Purchase Agreement (Sale Agreement) pursuant to which the Company agreed, subject to stockholder approval, to transfer to the Buyer substantially all of its operating assets (including specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights and store leases) in consideration for the payment by Buyer of approximately $500,000 in cash, subject to certain adjustments, and the assumption by the Buyer of certain liabilities (including the Company's store leases)
                  (Sale). In addition, in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer began to operate the Company's specialty retail gift business. The Buyer agreed to fund certain costs, expenses and liabilities associated with the operation of the Company during the term of such agreement. On May 22, 1997, the stockholders approved the sale transaction and the Sale was completed.




                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS


                  The net losses of these operations related to the Sale for the period from March 10, 1997 through May 22, 1997 are included in the statement of operations and accumulated deficit under "Discontinued Operations." The provision for the loss reflected in the statement of operations and accumulated deficit includes the write-down of the assets of the retail operation to the net realizable values and the cost of disposing these operations. In addition, during fiscal year 1997 the Company revalued its estimate of a majority of its accounts payable and capital lease obligation balances reducing the balances to reflect the realizable value of the total debt based on the Company's negotiation of debt concessions from its debtors which resulted in a loss on discontinued operations of $393,741.

                  Upon closing of the Sale Agreement, the Company has been paying its remaining liabilities and obligations with available cash and the proceeds of the Sale Agreement. The Company has since become an acquisition vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination, of or with an operating business. Since the closing of the sale transaction, the Company's ability to meet its general and administrative cost obligations has become limited, and the Company does not have an operating business to generate income and may have limited excess cash, if any, upon paying its vendors and other liabilities. There is no assurance that funds will be available from any source, particularly in light of the Company's anticipated financial condition, to effect any such business combinations. The Company has not entered into any arrangements in which it will attempt to obtain an interest.

         (c)      Fiscal Year

                  The years ended January 31, 1998 and February 1, 1997 were 52-week years.

         (d)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand and investments with original maturities of less than three months.



                                                                     (continued)

                              WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

         (e)      Property and Equipment

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

                  In the year ended February 3, 1996, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS 121). The impact of adopting SFAS 121 is reflected in loss on impairment in the accompanying statements of operations and accumulated deficit for the year ended February 1, 1997.

         (f)      Net Loss Per Share of Common Stock

                  In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net loss per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net loss per share of common stock presents loss attributable to common shares actually outstanding plus potential dilutive common shares outstanding during the period. The Company's options and warrants were not included in computing dilutive net loss per common stock because their effects were anti-dilutive.


                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS


         (g)      Estimates

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

         (h)      Seasonality

                  The Company's business was highly seasonal, with a substantial portion of its revenues derived from product sales during the months of November and December. If for any reason the Company's sales were substantially below those normally expected in the fourth quarter of any fiscal year, the Company's operating results would be materially adversely affected.

(2)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of January 31, 1998:

                                                            Estimated
                                                           useful lives             Amount
                                                           ------------            -------
       Furniture, fixture and equipment                       5 years                7,500

       Less - accumulated depreciation and amortization                             (5,000)
                                                                                   -------

                                                                                   $ 2,500
                                                                                   =======

         The Company recorded a loss on impairment of equipment and leasehold improvements at certain store locations to their net realizable value in fiscal 1996. A majority of these assets represented improvements to the property, which were revalued to zero, since they could not be sold or used in other store locations.




                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS


(3)      COMMITMENTS AND CONTINGENCIES

         Prior to the Sale on May 22, 1997, the Company leased retail store space and office space under operating leases set up to expire in various years through 2005. These leases included fixed rent payments that escalated over the term of the lease and contingent rent payments based on gross sales exceeding certain thresholds. There were no contingent rent payments for the years ended January 31, 1998 and February 1, 1997.

         As a result of the Sale Agreement, the Company agreed to assign their existing operating leases to the Buyer. The Company received landlord consent for all of the lease assignments except two. For one assigned lease lacking landlord consent, the Buyer is negotiating on the Company's behalf with the landlord for their consent. The other remaining assigned lease did not require landlord consent for the assignment; however, certain requirements for lease assignment were set up by the landlord in the lease contract. The Company, as well as the Buyer, believes that the Buyer has satisfactorily complied with the landlord's requirements for assigning this lease obligation. The Company may still be held liable under these lease obligations should the Buyer default on the assigned leases.

         Approximate minimum future rental payments under these noncancelable operating leases (exclusive of common area maintenance charges) as of January 31, 1998 were as follows:

                                        Assigned              Unassigned
              Fiscal Year                Leases                 Leases
              -----------              ----------             ----------
                 1999                  $  819,000               81,000
                 2000                     846,000               84,000
                 2001                     871,000               89,000
                 2002                     921,000               89,000
                 2003                     981,000               89,000
              Thereafter                1,842,000              278,000
                                       ----------              -------

                                       $6,280,000              710,000
                                       ==========              =======

Total rent expense, including common area maintenance charges under the Company's operating leases, was approximately $194,000 and $1,328,000 during the years ended January 31, 1998 and February 1, 1997, respectively.

Through May 22, 1997, the Company maintained a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit was set up to expire in November 1997, however, as a result of the Sale the Company's letter-of-credit was no longer applicable, therefore it was canceled.




                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS


         Future minimum lease payments under capital lease obligations, together with the present value of the future minimum lease payments, were as follows as of January 31, 1998:

                  Fiscal Year
                  -----------
                     1999                                              $ 1,779
                     2000                                                1,936
                                                                       -------

                  Total minimum lease obligations                        3,715

                  Less interest                                           (348)
                                                                       -------

                  Present value of capital lease obligations,
                    including current maturities of $1,518             $ 3,367
                                                                       =======

         Effective March 26, 1996, the original president of the Company resigned. The original president had an employment agreement (Agreement) with the Company which, as amended, expired in February 1997. All amounts due to the original president under this Agreement had been paid as of January 31, 1998. The Company does not have an employment agreement with its current president.

         The Company had a $55,000 corporate credit line as of February 1, 1997, to facilitate employee expenses. The amount outstanding under this line was minimal as of February 1, 1997. As a result of the Sale, this corporate credit line was terminated and repaid.

         The Company is not a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

(4)      INCOME TAXES

         As of January 31, 1998, the Company had net deferred income tax assets of approximately $819,000 which was fully offset by a valuation allowance. The vast majority of net deferred income tax asset (before allocation of the valuation allowance) consisted of net operating loss
         (NOL) carryforwards as of January 31, 1998.

         As of January 31, 1998, the Company had federal NOL carryforwards of approximately $2,183,000. Approximately $90,000 of the NOL was associated with the period January 1, 1995 through January 28, 1995, and can be carried forward ratably over the next three fiscal years. Approximately $2,093,000 of the NOL relates to the Company's C corporation periods and can be carried forward through periods ranging from 2009 to 2013. The benefit of the NOL carryforwards most likely will not be realized due to the change in the Company's operations from the specialty retail business to an acquisition company after the closing of the sale transaction.


                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS




         Accounting for Stock-Based Compensation

         The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted in fiscal years beginning after December 15, 1994.

         The Company adopted SFAS 123 for disclosure purposes in the year ended February 1, 1997. For SFAS 123 purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighed average assumptions: risk-free interest rates ranging from 5.9 to 6.4%, expected life of three years, no expected dividends, and expected volatility of approximately 60%. Using these assumptions, the fair value of the stock options granted in the year ended February 1, 1997, was approximately $75,000, which would be amortized as compensation expense over the vesting periods of the options.

         Had compensation expense been recognized under SFAS 123, utilizing the assumptions detailed above, the Company's net loss and net loss per weighted average common and common equivalent share (EPS) would have been changed to the following pro forma amounts for the fiscal year ended February 1, 1997. The Company did not grant any options during the year ended January 31, 1998.

                                                               February 1, 1997
                                                               ----------------
                  Net loss: As reported                          $(2,528,611)
                            Pro forma                             (2,570,863)

                  EPS:      As reported                          $     (1.19)
                            Pro forma                                  (1.21)


         Because the SFAS 123 method of accounting has not been applied to options granted in fiscal years beginning prior to December 15, 1994, the resulting pro forma compensation expense may not be representative of that to be expected in future years.




                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS



(5)      RELATED PARTY TRANSACTION

         During the year ended February 1, 1997, the Company entered into agreements with three members of its Board to borrow up to $600,000 to fund operations. The Company borrowed $410,000 under these agreements, all of which was repaid before February 1, 1997. Outstanding balances under these agreements accrued interest at 12% per annum, and interest of approximately $9,000 is included in interest expense in the accompanying statements of operations and accumulated deficit. Additionally, the Company granted to the three directors one warrant for every three dollars of borrowings made available (see Note 6). There were no similar related party transactions during the year ended January 31, 1998.

(6)      WARRANTS

         As of January 31, 1998, the following warrants were outstanding:

                                                        Aggregate
                                  Title of issuance     Amount of
                                     of Security       Securities
                                    Called for by     Called for by    Terms of      Exercise     Redemption
                 Title                Warrants           Warrants      Warrants        Price         Price
         ----------------------   -----------------   -------------    ---------     --------     ----------
         Redeemable warrants          Common                           5/17/95-
                                      Stock             1,150,000      5/17/98         $5.00         $0.10

         Underwriters' warrants       Common                           11/17/95-
                                      Stock               100,000      11/17/99         7.25            --

         Underwriters' warrants       Redeemable                       11/17/95-
                                      Warrants            100,000      11/17/99         .145            --

         Directors' warrants          Common                           8/31/96-
                                      Stock               200,000      8/31/01          1.00            --
                                                        ---------

         Warrants outstanding                           1,550,000
                                                        =========

         The Redeemable Warrants may be redeemed by the Company, subject to certain conditions, at $.10 per warrant if the Company's common stock trades for 20 consecutive days at or above $7.50 per share. The Underwriter's Warrants and Directors' Warrants are not redeemable by the Company. The effect of warrants outstanding has not been included in the weighted average common and common equivalent shares outstanding on the accompanying statements of operations and accumulated deficit, as these warrants would have an antidilutive effect on net loss per weighted average common and common equivalent share.


                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS


(7)      STOCK OPTION PLANS

         1994 Non-Employee Directors' Stock Option Plan

         In November 1994, the Board adopted the 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan), which became effective upon the date of the Company's initial public offering (Offering), reserving 40,000 unregistered shares of common stock for issuance under the Directors' Plan. Options under Directors' Plan vest ratable over three years and may be exercised for ten years from the grant date. The exercise price per share of each stock option will be equal to the fair market value of the stock on the date of grant. No options were granted during the year ended January 31, 1998. During the year ended February 1, 1997, the Company granted 10,000 options to non-employee directors at an exercise price of $1.50 under the Directors' Plan.

         1994 Stock Option Plan

         In November 1994, the Board adopted the 1994 Stock Option Plan (Stock Option Plan) which became effective upon the effective date of the Offering, reserving 260,000 unregistered shares of common stock for issuance under the Stock Option Plan as incentive or non-incentive stock options. Options under the Stock Option Plan vest ratable between one and five years as stated and may be exercised for ten years from the grant date. The exercise price per share of each stock option will be an amount not less than the par value of such shares and, in the case of incentive options, not less than the fair market value of such shares on the date of the grant. No options were granted during the year ended January 31, 1998, under the Stock Option Plan.

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




                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS


         Aggregate Stock Option Activity

         The following table summarizes information about the aggregate stock option activity for the years ended January 31, 1998 and February 1, 1997:

                                                 JANUARY 31, 1998           FEBRUARY 1, 1997
                                            -------------------------    ---------------------
                                                            Weighted-                Weighted-
                                                            average                   average
                                              Number        exercise       Number     exercise
                                            of shares         price      of shares     price
                                            ---------       ---------    ---------   ---------
         Outstanding, beginning of year      540,000          $2.24       130,000      $4.54
            Granted                               --             --       410,000       1.51
            Exercised                             --             --            --         --
            Forfeited                             --             --            --         --
                                             -------          -----       -------      -----

         Outstanding, end of year            540,000          $2.24       540,000      $2.24
                                             =======          =====       =======      =====

         Options vested, end of year         356,667          $2.61       293,333      $2.85
                                             =======          =====       =======      =====

         The weighted average fair value of options granted during the year ended February 1, 1997 was $.69.

         The following table summarizes information about stock options at January 31, 1998:

                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------      -------------------------
                                                        Weighted-
                                          Weighted-      average                         Weighted-
                                           average      remaining                         average
                             Number       exercise     contractual          Number       exercise
         Exercise Price   outstanding       price      life (years)      exercisable      price
         --------------   -----------     ---------    ------------      -----------     ---------
             $1.00           70,000         $1.00             8             28,000         $1.00
              1.50          110,000          1.50             8            106,667          1.50
              1.68          230,000          1.68             8             92,000          1.68
              4.25           80,000          4.25             6             80,000          4.25
              5.00           50,000          5.00             6             50,000          5.00
                            -------         -----          ----            -------         -----

                            540,000         $2.24          7.52            356,667         $2.61
                            =======         =====          ====            =======         =====

         The effect of options outstanding has not been included in weighted average common and common equivalent shares outstanding in the accompanying statements of operations and accumulated deficit, as these options would have an antidilutive effect on net loss per weighted average common equivalent share.


                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS



(8)      SUBSEQUENT EVENTS

         Subsequent to January 31, 1998, the Company extended the exercise period of its publicly-held Redeemable Common Stock Purchase Warrants (Note 6) from May 17, 1998 to May 17, 2000.

         Also, subsequent to January 31, 1998, the Company extended the exercise period of its publicly-held Directors' Common Stock Purchase Warrants (Note 6) from August 31, 2001 to August 31, 2003.