Form 10KSB/A
period 1998-01-31
WHAT A WORLD INC/DE/
filed 1998-05-28
CIK 931073

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB/A
                              (AMENDMENT NO. 1)
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the fiscal year ended January 31, 1998

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

Title of Each Class Registered:    Common Stock, par value $.01:
--------------------------------   Redeemable Warrants, each to purchase one
                                   share of Common Stock

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

            Issuer's revenues for its most recent fiscal year:  $-0-

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

          The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 12, 1998 was 2,118,125

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE


                  Transitional Small Business Disclosure Format (check one):
                  Yes  [ ]     No  [X]

   Explanatory Note

         What A World!, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A ("Amendment No. 1") to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 (the "Original Form 10-KSB") in order to amend and restate in its entirety Item 1. "Description of Business", Item 6. "Management's Discussion and Analysis", Item 7. "Financial Statements", including footnotes, and Item 13. "Exhibits, List and Reports on Form 8-K". No portions of the Original Form 10-KSB other than the items mentioned in this explanatory note are amended by this Amendment No. 1.

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

   What A World!, Inc. (the "Company") was incorporated under the laws of the State of Delaware in July 1993 and, until May 1997, operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. On May 22, 1997, at a special meeting of stockholders of the Company to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer paid the Company $500,000, subject to certain adjustments, in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. As a result of the Sale and subsequent disposal of assets in conjunction with the Sale, for accounting purposes, during the thirteen weeks ended May 2, 1997 (the "First Quarter of Fiscal 1997"), the Company recognized $517,795 in cash and wrote down inventory by $1,009,000, fixed assets by $853,348, store supplies (other current assets) by $47,516, and organizational costs (other assets) by $12,994. The Company also reversed the $731,652 of deferred rent liability that relates to the leases that were assigned. The Sale resulted in a loss from disposal of assets of $673,411. Subsequently, during the thirteen weeks ended August 2, 1997 (the "Second Quarter of Fiscal 1997"), the Company recorded a change in the estimate of its accounts payable balance to better reflect the realizable value related to the disposal of assets as a result of the Company's having negotiated debt concessions with substantially all of its vendors and a lessor, resulting in a gain on disposal of assets for the Second Quarter of Fiscal 1997 of $279,670. The gain on disposal of assets for the Second Quarter of Fiscal 1997 was a one time, non-recurring revaluation and similar results and adjustments can not be expected to recur. The total loss on disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligations as a result of the Sale for the Twenty Six Weeks ended August 2, 1997 was $393,741. There was no additional activity regarding disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligations for the third or fourth quarters of fiscal 1997. Under the accounting rules governing discontinued operations, which considers all operations as discontinued operations following the Company's Board of Directors' decision to discontinue the specialty retail operation, the Company incurred a loss on discontinued operations, including the aforementioned loss on disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligations, for the year ended January 31, 1998 of $901,927.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the Financial Statements of the Company as amended hereto.

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

RESULTS OF OPERATIONS

         CONTINUING OPERATIONS

    General and administrative expenses ("G&A") decreased to approximately $74,000 in the Fourth Quarter of Fiscal 1997 and to approximately $215,000 for the 52 weeks of Fiscal 1997 from approximately $79,000 and $224,000 for the Fourth Quarter of Fiscal 1996 and the 52 weeks of Fiscal 1996, respectively (as restated). The primary components of G&A are miscellaneous corporate overhead expenses, including insurance, transfer agent and printing fees, professional fees, and wages (including fringe). The decreases in G&A for the Fourth Quarter of Fiscal 1997 and Fiscal 1997 as compared to the restated amounts for the Fourth Quarter of Fiscal 1996 and Fiscal 1996 was, for the most part, the result of the reduction of expenses following the Sale.

         DISCONTINUED OPERATIONS

    For purposes of accounting for the Sale and the resulting presentation as discontinued operations, the Company is treating all activity which related to the support and operation of the Company's specialty retail operation as discontinued operations, including restating the Fiscal 1996 results to create comparable periods. The loss from discontinued operations was $0 in the Fourth Quarter of Fiscal 1997 and approximately $508,000 for the 52 weeks of Fiscal 1997 as compared to approximately $1,130,000 and $2,305,000 for the restated Fourth Quarter of Fiscal 1996 and the restated 52 weeks of Fiscal 1996, respectively (as restated). The primary components of discontinued operations include net sales, cost of sales, selling expenses, certain general and administrative expenses (expenses that ceased in conjunction with the Sale which had related to the support and operation of the Company's specialty retail business), loss on impairment, interest and other income, and interest expense. The reductions in discontinued operations for the comparable fiscal years were, for the most part, the result of the reduction of activity, as a result of the Sale of the Company, which had resulted in losses throughout Fiscal 1996 and Fiscal 1997.

    The Company also recorded a loss on the Sale transaction and writedown to the net realizable value of certain accounts payable and capital lease obligations of approximately $394,000 for Fiscal 1997 as compared to $0 for Fiscal 1996.

    Net loss of approximately $1,117,000 was recorded for Fiscal Year 1997 as compared to a net loss of approximately $2,529,000 recorded for Fiscal 1996. The decrease in net loss is primarily a result of the Company discontinuing its specialty retail operations.


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

    During Fiscal 1997, cash decreased by approximately $1,163,000 to approximately $131,000. The overall decrease in cash resulted primarily from the Company's repayment of debt, its satisfaction of a majority of its liabilities following the receipt of the proceeds from the Sale, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $157,000 in indebtedness during the period.

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


ITEM 7.  FINANCIAL STATEMENTS

         Financial statements are set forth in a separate section of this Amendment No. 1.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

A. (1) The following financial statements of the Company and the reports thereon of Kirkland, Russ, Murphy, & Tapp dated May 13, 1998 and Arthur Andersen LLP dated March 29, 1997 are being filed as part of this Annual Report on Form 10-KSB.

         Independent auditors' reports.

         Balance Sheet as of January 31, 1998.

         Statements of Operations and accumulated deficit for the year ended February 1, 1997 and for the year ended January 31, 1998.

         Statements of Cash Flows for the year ended February 1, 1997 and for the year ended January 31, 1998.

         Notes to Financial Statements

         (2) The following exhibits are filed as part of this report (all exhibits, except those marked with an asterisk, have been previously filed with the Commission as indicated and are incorporated herein by this reference):

  EXHIBIT
   NUMBER                                            DESCRIPTION
   ------                                            -----------
 1.1         Underwriting Agreement between Registrant and Whale Securities Co., L.P. and Selected
             Dealer Agreement. (incorporated by reference to exhibit 1.1 of the Registrant's Form 10-
             KSB for the year ended December 31, 1994 as filed with the Securities and Exchange
             Commission (the "1994 Form 10-KSB")).
 3.1         Certificate of Incorporation of Registrant, as amended (incorporated by reference from
             Exhibit 1.1 of the Registrant's Registration Statement on Form SB-2, (Commission No.33-
             84774) as filed with the Securities and Exchange Commission (the "SB-2")).
 3.2         By-Laws of Registrant (incorporated by reference to exhibit 3.2 of the SB-2).
 3.2.A       Restated By-Laws of Registrant (incorporated by reference to exhibit 3.2A of the SB-2).
 4.1         Form of Certificate for Common Stock (incorporated by reference to exhibit 4.1 of the SB-
             2).
 4.2         Public Warrant Agreement between the Registrant, American Stock Transfer & Trust Company
             and Whale Securities Co., L.P. (incorporated by reference).
 4.3         Form of Public Warrant Certificate (incorporated by reference to exhibit 4.3 of the SB-2).
 4.4         Underwriter's Warrant Agreement (incorporated by reference to exhibit 4.4 of the SB-2).
10.1         Agreement among the Registrant, Edward J. Munley, David B. Cornstein, David Miller and the
             other parties thereto, dated as of July 21, 1993, together with amendments to said
             Agreement (incorporated by reference to exhibit 10.1 of the SB-2).
10.2         Employment Agreement with Edward J. Munley dated as of November 8, 1994 (incorporated by reference to exhibit 10.3 of the SB-2).
10.3         Consulting Agreement between the Registrant and the Whale Securities Co., L.P.
             (incorporated by reference to exhibit 10.11 of the SB-2).
10.4         1994 Stock Option Plan (incorporated by reference to exhibit 10.12 of the SB-2).
10.5         Letter agreement dated October 3, 1994 by and among the Registrant, David B. Cornstein,
             David F. Miller and Edward J. Munley (incorporated by reference to exhibit 10.17 of the SB-
             2).
10.6         Agreement dated as of September 8, 1994 by and among the Registrant, Edward J. Munley,
             David B. Cornstein and David F. Miller in respect of contribution of shares to the
             Registrant (incorporated by reference to exhibit 10.19 of the SB-2).
10.7         Equipment Lease Agreement, dated December 2, 1994, between the Company and Wasco Funding
             Corporation. (incorporated by reference to exhibit 10.21 of the SB-2).
10.8         Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B.
             Cornstein, Hugh H. Jones, Jr. and David F. Miller. (incorporated by reference to the
             Registrants Form 10-Q for the Quarter ended August 3, 1996 as filed September 17, 1996
             (the "Third Quarter 1996 10-Q" )).
10.9         Form of Warrant and Registration Agreement dated as of August 28, 1996 in favor of each of
             David B. Cornstein, Hugh H. Jones, Jr. and David F. Miller. (incorporated by reference to the Third Quarter 1996 10-Q).
10.10        Security Agreement dated as of August 28, 1996 in respect of Seasonal Secured Revolving
             Notes (incorporated by reference to the Third Quarter 1996 10-Q).
10.11        Asset Purchase Agreement dated as of March 7, 1997 between the Registrant and Natural
             Wonders, Inc. (incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 1, 1997 as filed May 16, 1997 (the "Fiscal 1996 10-KSB")).
10.12        Management Agreement dated March 7, 1997 between the Registrant and Natural Wonders,
             Inc. (incorporated by reference to the Fiscal 1996 10-KSB).
10.13        Form of Non Competition Agreement dated March 7, 1997 by David B. Cornstein and David F.
             Miller (incorporated by reference to the Fiscal 1996 10-KSB).
11           Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).



  EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------
16           Letter dated May 13, 1998 from Arthur Andersen LLP in regard to their review of the Current
             Report on Form 8-K dated May 14, 1998 which reports the dismissal of Arthur Andersen as the
             Registrant's independent certified public accountants (incorporated by reference from
             Exhibit 1 of the Current Report on Form 8-K dated May 14, 1998 as filed with the Securities and Exchange Commission).
27*          Financial Data Schedule (For SEC Use Only)


*Amended Financial Data Schedule filed with this Amendment No. 1.

B. No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

What A World!, Inc.

By:        /s/ David F. Miller                          5/28/98
   ----------------------------------            ----------------------
           David F. Miller                                Date
           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ David F. Miller                                                 5/28/98
---------------------------------------------------------------   -----------
David F. Miller, President, Secretary, and Director                   Date
(Principal Executive Officer)

/s/ Brian S. Lappin                                                 5/28/98
---------------------------------------------------------------   -----------
Brian S. Lappin, Vice President of Finance and Chief Financial        Date
Officer (Principal Financial and Accounting Officer)

                              WHAT A WORLD!, INC.

                              FINANCIAL STATEMENTS

                     JANUARY 31, 1998 AND FEBRUARY 1, 1997
                  (WITH INDEPENDENT AUDITORS' REPORTS THEREON)

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





Clearwater, Florida
May 13, 1998                                /s/ Kirkland, Russ, Murphy, & Tapp

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of What A World!, Inc.

We have audited the accompanying statements of operations and accumulated deficit and cash flows of What a World!, Inc. for the year ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of What a World!, Inc. and its cash flows for the year ended February 1, 1997, in conformity with generally accepted accounting principles.

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





Tampa, Florida,
         March 29, 1997                             /s/ Arthur Andersen, LLP

                              WHAT A WORLD!, INC.

                                 BALANCE SHEET

                                JANUARY 31, 1998

                                     ASSETS

                                                                                            JANUARY 31, 1998
                                                                                            ----------------
Current assets:
   Cash and cash equivalents                                                                  $    130,713
   Certificate of deposit                                                                                -
   Inventories                                                                                           -
   Prepaid expenses and other current assets                                                         6,873
                                                                                              ------------

                 Total current assets                                                              137,586

Property and equipment, net                                                                          2,500

Other assets                                                                                             -
                                                                                              ------------

                                                                                              $    140,086
                                                                                              ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------

Current liabilities:
   Accounts payable                                                                           $     30,000
   Accrued expenses                                                                                 60,950
   Current maturities on capital lease obligations                                                   1,518
                                                                                              ------------

                 Total current liabilities                                                          92,468

Capital lease obligations                                                                            1,849
                                                                                              ------------

                 Total liabilities                                                                  94,317
                                                                                              ------------

Stockholders' equity:
   Common stock, $.01 par value; 10,000,000 shares
     authorized, 2,118,125 shares issued and outstanding
     at January 31, 1998                                                                            21,181
   Additional paid-in capital                                                                    4,538,782
   Accumulated deficit                                                                          (4,514,194)
                                                                                              ------------

                 Net stockholders' equity                                                           45,769
                                                                                              ------------

                                                                                              $    140,086
                                                                                              ============


  The accompanying notes are an integral part of these financial statements.

                              WHAT A WORLD!, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

           FOR THE YEARS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997





                                                                     JANUARY 31, 1998        FEBRUARY 1, 1997
                                                                     ----------------        ----------------
Continuing operations:
   General and administrative expenses                                $     214,904                223,736
                                                                      -------------           ------------

   Loss from continuing operations                                         (214,904)              (223,736)

Discontinued operations:
   Loss from discontinued operations                                       (508,186)            (2,304,875)
   Loss on disposal of assets and adjustment
      to net realizable value of accounts payable
      and capital lease obligations                                        (393,741)                     -
                                                                      -------------           -------------

                 Net loss                                                (1,116,831)            (2,528,611)

Accumulated deficit, beginning of year                                   (3,397,363)              (868,752)
                                                                      -------------           ------------

Accumulated deficit, end of year                                      $  (4,514,194)            (3,397,363)
                                                                      =============           ============

Net loss from continuing operations per weighted
   average common and common equivalent
   share - basic and diluted                                          $        (.10)                 ( .10)
Net loss from discontinued operations per
   weighted average common and common
   equivalent share - basic and diluted                                        (.24)                 (1.09)
Net loss on disposal of assets and adjustment
   to net realizable value of accounts payable and
   capital lease obligations per weighted average
   common and common equivalent share -
   basic and diluted                                                           (.19)                    -
                                                                      --------------          ------------
Net loss per weighted average common and
   common equivalent share - basic and diluted                        $        (.53)          $      (1.19)
                                                                      =============           ============

Weighted average common and common equivalent
  shares outstanding - basic and diluted                                  2,118,125              2,118,125
                                                                      =============           ============





  The accompanying notes are an integral part of these financial statements.

                              WHAT A WORLD!, INC.

                            STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997



                                                                       JANUARY 31, 1998     FEBRUARY 1, 1997
                                                                       ----------------     ----------------
Cash flows from operating activities:
   Net loss                                                             $ (1,116,831)            (2,528,611)
   Adjustments to reconcile net loss to net cash and
     cash equivalents:
       Depreciation and amortization                                         118,000                386,749
   Loss on sale of equipment                                                       -                  4,114
       Loss on disposal of assets and adjustment to
         net realizable value of accounts payable and
         capital lease obligations                                           393,741                      -
       Loss on impairment                                                          -              1,485,535
   Changes in operating assets and liabilities:
       Decrease in construction allowance receivable                               -                267,000
       (Increase) decrease in inventories                                    198,015               (228,786)
       Decrease in prepaid expenses and other current assets                  41,178                 84,262
       (Increase) decrease in other assets                                    14,812                 (2,713)
       Increase (decrease) in accounts payable                            (1,076,938)               834,192
       Decrease in accrued expenses                                         (196,829)              (223,712)
       Increase in deferred rent                                                   -                 87,479
                                                                        ------------            -----------
                 Net cash provided by (used in) operating
                   activities                                             (1,624,852)               165,509

Cash flows from investing activities:
   Purchases of property and equipment                                             -               (212,391)
   Proceeds from Sale Agreement                                              517,795                      -
   Proceeds from sale of equipment                                                 -                 15,900
   Redemption of certificate of deposit                                      100,000                      -
                                                                        ------------            -----------
                 Net cash provided by (used in) investing
                   activities                                                617,795               (196,491)

Cash flows from financing activities:
   Borrowings under related party loan agreements                                  -                410,000
   Repayment of related party loans                                                -               (410,000)
   Payments made on capital lease obligations                               (156,419)               (61,827)
                                                                        ------------            -----------
                 Net cash used in financing activities                      (156,419)               (61,827)
                                                                        ------------            -----------

                 Net decrease in cash and cash equivalents                (1,163,476)               (92,809)

Cash and cash equivalents, beginning of year                               1,294,189              1,386,998
                                                                        ------------            -----------

Cash and cash equivalents, end of year                                  $    130,713              1,294,189
                                                                        ============            ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                               $     10,186                 36,789
                                                                        ============            ===========

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




                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS


             Discontinued Operations Reporting

             As a result of the sale on May 22, 1997, the results of What A World!, Inc. for all years presented are reported in the accompanying reclassified statements of operations and accumulated deficit under discontinued operations. During fiscal year 1996, the Company wrote down certain assets of the retail operation to the net realizable values and the cost of disposing these operations. In addition, in the first quarter of fiscal year 1997 the Company revalued its estimate of a majority of its accounts payable and capital lease obligation balances reducing the balances to reflect the realizable value of the total debt based on the Company's negotiation of debt concessions from its debtors.

             Upon closing of the Sale Agreement, the Company has been paying its remaining liabilities and obligations with available cash and the proceeds of the Sale Agreement. The Company has since become an acquisition vehicle to effect acquisitions, whether by merger, exchange of capital stock, acquisition of assets, or other similar business combination with an operating business. Since the closing of the sale transaction, the Company's ability to meet its general and administrative cost obligations has become limited, and the Company does not have an operating business to generate income and may have limited excess cash, if any, upon paying its vendors and other liabilities. There is no assurance that funds will be available from any source, particularly in light of the Company's anticipated financial condition, to effect any such business combinations. The Company has not entered into any arrangements in which it will attempt to obtain an interest.

             Total revenues related to discontinued operations for the years reported on in the statements of operations and accumulated deficit were $1,640,151 and $8,166,755 for the years ended January 31, 1998 and February 1, 1997, respectively.

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

                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS



(2)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following as of January 31, 1998:

                                                             Estimated
                                                           useful lives             Amount
                                                           ------------             ------
             Furniture, fixture and equipment                   5 years           $  7,500
                                                                                  --------

             Less - accumulated depreciation and amortization                       (5,000)
                                                                                  --------

                                                                                  $  2,500
                                                                                  ========

       The Company recorded a loss on impairment of equipment and leasehold improvements at certain store locations to their net realizable value in fiscal 1996 and is included in the net loss from discontinued operations. A majority of these assets represented improvements to the property, which were revalued to zero, since they could not be sold or used in other store locations.

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





                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS


(3)    COMMITMENTS AND CONTINGENCIES - CONTINUED

       Approximate minimum future rental payments under these noncancelable operating leases (exclusive of common area maintenance charges) as of January 31, 1998 were as follows:

                                                              Assigned            Unassigned
             Fiscal Year                                       Leases               Leases
             -----------                                   ------------          -----------
                1999                                        $   819,000              81,000
                2000                                            846,000              84,000
                2001                                            871,000              89,000
                2002                                            921,000              89,000
                2003                                            981,000              89,000
             Thereafter                                       1,842,000             278,000
                                                            -----------             -------

                                                            $ 6,280,000             710,000
                                                            ===========             =======

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
                                                                =======

       Effective March 26, 1996, the original president of the Company resigned. The original president had an employment agreement (Agreement) with the Company which, as amended, expired in February 1997. All amounts due to the original president under this Agreement had been paid as of January 31, 1998. The Company does not have an employment agreement with its' current president.

                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS

(3)    COMMITMENTS AND CONTINGENCIES - CONTINUED

       The Company had a $55,000 corporate credit line as of February 1, 1997, to facilitate employee expenses. The amount outstanding under this line was minimal as of February 1, 1997 and was included in accounts payable in the accompanying 1997 balance sheet. As a result of the Sale, this corporate credit line was terminated and repaid.

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

       As of January 31, 1998, the Company had federal NOL carryforwards of approximately $2,183,000. Approximately $90,000 of the NOL was associated with the period January 1, 1995 through January 28, 1995, and can be carried forward ratably over the next three fiscal years. Approximately $2,093,000 of the NOL relates to the Company's C corporation periods and can be carried forward through periods ranging from 2009 to 2013. The benefit of the NOL carryforwards most likely will not be realized due to the Company's discontinued operations from the specialty retail business and subsequent change to an acquisition company after the closing of the sale transaction.


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





                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS

(6)    WARRANTS

       As of January 31, 1998, the following warrants were outstanding:

                                                        Aggregate
                                  Title of issuance     Amount of
                                    of Security        Securities
                                   Called for by      Called for by     Terms of     Exercise      Redemption
           Title                     Warrants            Warrants        Warrants     Price          Price
           -----                 ----------------    --------------     --------    --------       ---------
       Redeemable warrants         Common                                5/17/95-
                                   Stock                  1,150,000      5/17/98       $ 5.00          $ 0.10

       Underwriters' warrants      Common                               11/17/95-
                                   Stock                    100,000     11/17/99         7.25               -

       Underwriters' warrants      Redeemable                           11/17/95-
                                   Warrants                 100,000     11/17/99          145               -

       Directors' warrants         Common                                8/31/96-
                                   Stock                    200,000      8/31/01         1.00               -
                                                          ---------

         Warrants outstanding                             1,550,000
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





                                                                     (continued)

                              WHAT A WORLD!, INC.

                         NOTES TO FINANCIAL STATEMENTS


       Aggregate Stock Option Activity

       The following table summarizes information about the aggregate stock option activity for the years ended January 31, 1998 and February 1, 1997:



                                                   JANUARY 31, 1998                    FEBRUARY 1, 1997
                                               ---------------------------        ---------------------------
                                                                 Weighted-                          Weighted-
                                                                 average                            average
                                                Number          exercise           Number           exercise
                                               of shares         price            of shares          price
                                               ---------    --------------        ---------      ------------
       Outstanding, beginning of year            540,000            $ 2.24          130,000            $ 4.54
             Granted                                   -                 -          410,000              1.51
             Exercised                                 -                 -                -                 -
             Forfeited                                 -                 -                -                 -
                                                 -------            ------          -------            ------

       Outstanding, end of year                  540,000            $ 2.24          540,000            $ 2.24
                                                 =======            ======          =======            ======

       Options vested, end of year               356,667            $ 2.61          293,333            $ 2.85
                                                 =======            ======          =======            ======


       The weighted-average fair value of options granted during the year ended February 1, 1997 was $.69.

       The following table summarizes information about stock options at January 31, 1998:




                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                              -------------------------------------------       -----------------------------
                                                                Weighted-
                                               Weighted-        average                             Weighted-
                                               average          remaining                           average
                                Number         exercise        contractual         Number          exercise
       Exercise Price         outstanding       price          life (years)      exercisable         price
       --------------         -----------     -----------      ------------      -----------     -------------
           $1.00                   70,000         $ 1.00                 8           28,000            $ 1.00
            1.50                  110,000           1.50                 8          106,667              1.50
            1.68                  230,000           1.68                 8           92,000              1.68
            4.25                   80,000           4.25                 6           80,000              4.25
            5.00                   50,000           5.00                 6           50,000              5.00
                                  -------         ------              ----          -------            ------

                                  540,000         $ 2.24              7.52          356,667            $ 2.61
                                  =======         ======              ====          =======            ======

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

                                                                                   February 1, 1997
                                                                                   ----------------
             Net loss:
                        As reported                                                   $ (2,528,611)
                        Pro forma                                                       (2,570,863)

             EPS:
                        As reported                                                   $      (1.19)
                        Pro forma                                                            (1.21)


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