Form 10QSB
period 1998-05-02
WHAT A WORLD INC/DE/
filed 1998-06-12
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     May 2, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________________________to__________________________

Commission File Number:  0-25002

                               WHAT A WORLD!, INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        DELAWARE                                         59-3200879
 ------------------------------                     ---------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)

           P.O. Box 20125
           TAMPA, FLORIDA                                   33622
 --------------------------------------                    --------
(Address of Principal Executive Offices)                  (Zip Code)

                    Issuer's Telephone Number: (813) 577-9366

                                       N/A
 -----------------------------------------------------------------------------
(Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 12, 1998, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                               WHAT A WORLD!, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----
Item 1.  Financial Statements (Unaudited):

Condensed Balance Sheets - January 31, 1998 and May 2, 1998 ..............  3

Condensed Statements of Operations for the Thirteen Weeks Ended
May 3, 1997 and May 2, 1998 ..............................................  4

Condensed Statements of Cash Flows for the Thirteen Weeks Ended
May 3, 1997 and May 2, 1998 ..............................................  5

Notes to Condensed Financial Statements ..................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations ..............................................  8

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K ................................ 12


SIGNATURES ............................................................... 13



                               WHAT A WORLD!, INC.

                            CONDENSED BALANCE SHEETS

                                                               JANUARY 31,       MAY 2,
                                                                  1998           1998
                   ASSETS                                      -----------    ------------
                   ------                                                      (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                  $   130,713    $    74,315
    Certificate of deposit                                             -0-            -0-
    Inventories                                                        -0-            -0-
    Prepaid expenses and other current assets                        6,873          7,400
                                                               -----------    -----------
                  Total current assets                             137,586         81,715

PROPERTY AND EQUIPMENT, net                                          2,500          2,125


OTHER ASSETS                                                           -0-            -0-
                                                               -----------    -----------
                  Total assets                                 $   140,086    $    83,840
                                                               ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                           $    30,000            -0-
    Accrued  expenses                                               60,950    $    51,450
    Current maturities of capital lease obligations                  1,518          1,556
                                                               -----------    -----------
                  Total current liabilities                         92,468         53,006

CAPITAL LEASE OBLIGATIONS                                            1,849          1,445

STOCKHOLDERS' EQUITY:
    Common stock                                                    21,181         21,181
    Additional paid-in capital                                   4,538,782      4,538,782
    Accumulated deficit                                         (4,514,194)    (4,530,574)
                                                               -----------    -----------
                  Total stockholders' equity                        45,769         29,389
                                                               -----------    -----------
                  Total liabilities and stockholders' equity   $   140,086    $    83,840
                                                               ===========    ===========


      The accompanying notes are an integral part of these balance sheets.

                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        13 WEEKS ENDED
                                                   MAY 3, 1997    MAY 2, 1998
                                                   -----------    -----------
CONTINUING OPERATIONS:
General and administrative expenses                $    38,975    $    16,380
                                                   -----------    -----------
Loss from continuing operations                        (38,975)       (16,380)

DISCONTINUED OPERATIONS
Loss from discontinued operations                     (405,642)           -0-
Loss on disposal of assets                            (673,411)           -0-
                                                   -----------    -----------
NET LOSS                                           $(1,118,028)   $   (16,380)
                                                   ===========    ===========
Net loss from continuing operations per weighted
average common and common equivalent share -
basic and diluted                                  $      (.02)   $      (.01)

Net loss from discontinued operations per
weighted average common and common equivalent
share - basic and diluted                                 (.19)           N/A

Net loss on disposal of assets per weighted
average common and common equivalent share -
basic and diluted                                         (.32)           N/A

Net loss per weighted average common and common
    equivalent share - basic and diluted           $      (.53)   $      (.01)
                                                   ===========    ===========

Weighted average common and common equivalent
    shares outstanding                               2,118,125      2,118,125


        The accompanying notes are an integral part of these statements.



                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  13 WEEKS ENDED
                                                             MAY 3, 1997   MAY 2, 1998
                                                             -----------   ------------
OPERATING ACTIVITIES:
    Net loss                                                 $(1,118,028)   $ (16,380)
    Adjustments to reconcile net loss to net cash and cash
        equivalents used in operating activities:
           Depreciation and amortization                          33,054          375
           Loss on disposal of assets                            673,411
           Changes in operating assets and liabilities-
               Decrease in inventories                           198,015          -0-
               Decrease (increase) in prepaid expenses and
                  other current assets                            35,547         (527)
               Decrease in other assets                              -0-          -0-
               Decrease in accounts payable and accrued         (321,907)     (39,500)
                  expenses
               Decrease in deferred rent                             -0-          -0-
                                                             -----------    ---------
                 Net cash and cash equivalents (used in)
                      operating activities                      (499,908)     (56,032)

INVESTING ACTIVITIES:
    Proceeds from Sale Agreement                                 517,795          -0-
                                                             -----------    ---------
                 Net cash provided by investing activities       517,795          -0-

FINANCING ACTIVITIES:
    Payments made on capital lease obligations                   (16,189)        (366)
                                                             -----------    ---------
                 Net cash and cash equivalents used in
                      financing activities                       (16,189)        (366)
                                                             -----------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               1,698      (56,398)

CASH AND CASH EQUIVALENTS, beginning of period                 1,294,189      130,713
                                                             -----------    ---------

CASH AND CASH EQUIVALENTS, end of period                     $ 1,295,887    $  74,315
                                                             ===========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest             $     6,176    $     110


        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                   MAY 2, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements of What A World!, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended January 31, 1998, which are included in the Company's Annual Report on Form 10-KSB filed on May 18, 1998 as amended by the Company's Form 10-KSB/A (Amendment No. 1) as filed on May 28, 1998.

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

2. 1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and Stockholders of the Company, effective May 21,1996, the 1994 Stock Option Plan (the "Stock Option Plan") was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment resulted in a total of 560,000 shares of common stock available to grant under the Stock Option Plan.

As of May 2, 1998, 520,000 options were outstanding under the Stock Option Plan.

3. DISCONTINUED OPERATIONS:

In February 1997, the Company's Board of Directors approved the sale of substantially all the Company's operating assets and to discontinue the Company's retail business. Accordingly, the Company has accounted for and presented its financial information consistent with discontinued operations, which considers all activity related to the support and operation of the specialty retail business as discontinued operations following the Company's Board of Directors' decision to approve the sale of assets.

The Company operated its chain of mall-based specialty gift retail stores until March 10, 1997. On March 7, 1997, the Company and Natural Wonders, Inc. (the "Buyer") entered into an Asset Purchase Agreement (the "Sale Agreement") pursuant to which the Company agreed, subject to stockholder approval, to transfer to the Buyer substantially all of its operating assets (including specified inventories, fixed assets and tangible personal property, intangible personal property and contract rights and store leases) in consideration for the payment by buyer of $517,795 in cash, and the assumption by the buyer of certain liabilities. In conjunction with the Sale Agreement and in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer operated the Company's specialty retail gift business.

The net losses of these operations related to the Sale for the thirteen weeks ended May 3, 1997 are included in the condensed statements of income under "Discontinued Operations". The net loss reflected in the condensed statements of income includes the write-down of the assets of the retail operation to the net realizable values and the cost of disposing these operations. This loss on the disposal of assets is $(673,411).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company was incorporated in July 1993 and, until May 1997, operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors, and science. On May 22, 1997, at a special meeting of the Company's stockholders to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer paid the Company $517,795 in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, the Sale transaction resulted in a loss on disposal of assets for the thirteen weeks ended May 3, 1997 of $673,411.

        The description contained herein of the Sale transaction is qualified in its entirety by reference to the agreements included as exhibits to the 10-QSB for the period ended May 3, 1997, as filed with the Securities and Exchange Commission on June 20, 1997, and incorporated herein by reference.

        The Company was organized in July 1993, opened its first store in August 1993, and until the Sale, operated twelve stores. All of the Company's twelve stores were in operation for over one year at the consummation of the Sale.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 3,
1997

        CONTINUING OPERATIONS

        General and administrative expenses ("G&A") decreased to approximately $16,000 for the thirteen weeks ended May 2, 1998 (the "First Quarter of Fiscal 1998") from approximately $39,000 for the thirteen weeks ended May 3, 1997 (the "First Quarter of Fiscal 1997"). The primary components of G&A are miscellaneous corporate overhead expenses, including insurance, transfer agent and printing fees, professional fees, and wages (including fringe). The decrease in G&A is the result of the reduction of expenses following the Sale.

        DISCONTINUED OPERATIONS

        For purposes of accounting for the Sale and the resulting presentation as discontinued operations, including restating the prior comparable periods, the Company is treating all activity which related to the support and operation of the Company's specialty retail operation as discontinued operations. The loss from discontinued operations was $0 in the First Quarter of Fiscal 1998 as compared to approximately $406,000 for the First Quarter of Fiscal 1997. The primary components of discontinued operations include net sales, cost of sales, selling expenses, certain general and administrative expenses (expenses that ceased in conjunction with the Sale which had related to the support and operation of the Company's specialty retail business), interest and other income, and interest expense. Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business.

        The Company had no additional activity in regard to the disposal of assets in the First Quarter of Fiscal 1998 as compared to a loss of approximately $673,000 for the First Quarter of Fiscal 1997.

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

        The Company had working capital of approximately $29,000 and $45,000 at May 2, 1998 and January 31, 1998, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's current President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company will use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

        During the First Quarter of Fiscal 1998, cash decreased by approximately $56,000 to approximately $74,000. The overall decrease in cash resulted primarily from the Company's paying ongoing general and administrative costs, repayment of debt, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $400 in indebtedness during the period.

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

        During the First Quarter of Fiscal 1998, the Company did not maintain any inventories as a result of the Company's having discontinued its retail operations in the second quarter of 1997.

        During the First Quarter of Fiscal 1997, the Company's inventories decreased to $0 from approximately $1,207,000 at February 1, 1997. The decrease was primarily a result of the Company`s accounting for the sale of $1,009,000 of inventory to the Buyer in the First Quarter of Fiscal 1997.

        The Company has used and expects to continue to use, to the extent available, any remaining cash to finance its losses from its remaining limited operations. The Company is not presently generating any cash flow to support its current corporate overhead expense and anticipates operating at a loss for fiscal 1998.

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

               27    Financial Data Schedule (For SEC Use Only)

(b)   Reports on Form 8-K:
                     The Company filed with the Securities and Exchange
                            Commission on May 14, 1998 a Current Report on Form 8-K and filed on June 9, 1998 a Current Report on Form 8-K/A, both regarding the dismissal of Arthur Andersen LLP as the Company's independent accountants and the engagement of Kirkland, Russ, Murphy, and Tapp as the Company's new independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              What A World!, Inc.

Date:  June 12, 1998                      By: /s/ DAVID F. MILLER
                                              -------------------
                                              David F. Miller
                                              President
                                              (Principal Executive Officer)

Date:  June 12, 1998                      By: /s/ BRIAN S. LAPPIN
                                              -------------------
                                              Brian S. Lappin
                                              Vice President of Finance
                                              (Principal Financial and
                                               Accounting Officer)

-------------------------------------------------------------------------------

                                  EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule