Form 10QSB
period 1998-08-01
WHAT A WORLD INC/DE/
filed 1998-09-15
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 1, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________to___________________________


Commission File Number:        0-25002


                              WHAT A WORLD!, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        DELAWARE                                              59-3200879
---------------------------------                       ---------------------
(State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                      Identification Number)

           P.O. BOX 20125
           TAMPA, FLORIDA                                       33622
---------------------------------------                        --------
(Address of Principal Executive Offices)                      (Zip Code)

                    Issuer's Telephone Number: (813) 577-9366


                                       N/A
  -----------------------------------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 15, 1998, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes     [X] No

                               WHAT A WORLD!, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            -----

Item 1.  Financial Statements (Unaudited):

Condensed Balance Sheets - January 31, 1998 and August 1, 1998 ...........  3

Condensed Statements of Operations for the Thirteen Weeks Ended
August 2, 1997 and August 1, 1998 and the Twenty Six Weeks Ended
August 2, 1997 and August 1, 1998 ........................................  4

Condensed Statements of Cash Flows for the Twenty Six Weeks Ended
August 2, 1997 and August 1, 1998 ........................................  5

 Notes to Condensed Financial Statements .................................  6


Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................  8

PART II.  OTHER INFORMATION
---------------------------

 Item 6.   Exhibits and Reports on Form 8-K ..............................  12

SIGNATURES ...............................................................  13


                               WHAT A WORLD!, INC.

                            CONDENSED BALANCE SHEETS


                                                               JANUARY 31,     AUGUST 1,
                            ASSETS                                1998           1998
                                                               -----------     ---------
                                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                  $   130,713    $    43,270
    Prepaid expenses and other current assets                        6,873          7,928
                                                               -----------    -----------
                  Total current assets                             137,586         51,198

PROPERTY AND EQUIPMENT, net                                          2,500          1,750
                                                               -----------    -----------
                  Total assets                                 $   140,086    $    52,948
                                                               ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $    30,000    $    15,250
    Accrued  expenses                                               60,950         26,500
    Current maturities of capital lease obligations                  1,518          1,595
                                                               -----------    -----------
                  Total current liabilities                         92,468         43,345

CAPITAL LEASE OBLIGATIONS                                            1,849          1,031

STOCKHOLDERS' EQUITY:
    Common stock                                                    21,181         21,181
    Additional paid-in capital                                   4,538,782      4,538,782
    Accumulated deficit                                         (4,514,194)    (4,551,391)
                                                               -----------    -----------
                  Total stockholders' equity                        45,769          8,572
                                                               -----------    -----------
                  Total liabilities and stockholders' equity   $   140,086    $    52,948
                                                               ===========    ===========

      The accompanying notes are an integral part of these balance sheets.



                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         13 WEEKS ENDED                    26 WEEKS ENDED
                                                AUGUST 2, 1997  AUGUST 1, 1998     AUGUST 2, 1997    AUGUST 1, 1998
                                                --------------  --------------     --------------    --------------
CONTINUING OPERATIONS:
General and administrative expenses               $   82,128      $   20,817       $   121,103          $ 37,197
                                                  ----------      ----------       -----------          --------
Loss from continuing operations                      (82,128)       (20,817)          (121,103)          (37,197)

DISCONTINUED OPERATIONS
Loss from discontinued operations                    (81,406)            -0-          (487,048)             -0-
(Loss)/gain on disposal of
assets and adjustment to
net realizable value of
accounts payable and
capital lease obligations                            279,670             -0-          (393,741)             -0-
                                                  ----------      ----------       -----------          --------
NET (LOSS)/GAIN                                   $  116,136      $  (20,718)      $(1,001,892)        $ (37,197)
                                                  ==========      ==========       ===========         =========
Net loss from continuing
operations per weighted
average common and common
equivalent share - basic and diluted              $     (.04)     $     (.01)      $      (.06)        $    (.02)

Net loss from discontinued
operations per weighted
average common and common
equivalent share - basic and diluted                    (.04)            N/A              (.23)             N/A

Net (loss)/gain on disposal of assets
and adjustment to net realizable value of
accounts payable and capital lease obligations
per weighted average common
and common equivalent share - basic and diluted          .13             N/A              (.19)             N/A

Net (loss)/gain per
weighted average common and
common equivalent share - basic and diluted       $      .05      $     (.01)      $      (.47)        $    (.02)
                                                  ==========      ==========       ===========         =========
Weighted average common and
common equivalent shares outstanding               2,118,125       2,118,125         2,118,125         2,118,125


        The accompanying notes are an integral part of these statements.



                               WHAT A WORLD!, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           26 WEEKS ENDED
                                                                  AUGUST 2, 1997    AUGUST 1, 1998
                                                                  --------------    --------------
OPERATING ACTIVITIES:
    Net loss                                                       $(1,001,892)      $ (37,197)
    Adjustments to reconcile net loss to net cash and cash
        equivalents used in operating activities:
           Depreciation and amortization                               117,250             750
           Loss on disposal of assets and adjustment to net
             realizable value of accounts payable and capital
             lease obligations                                         393,741             -0-
           Changes in operating assets and liabilities-
               Decrease in inventories                                 198,015             -0-
               Decrease (increase) in prepaid expenses and
                  other current assets                                  28,347          (1,055)
               Decrease in other assets                                 14,812             -0-
               Decrease in accounts payable and accrued
                  expenses                                          (1,239,177)        (49,200)
                                                                   -----------       ---------
                 Net cash and cash equivalents (used in)
                      operating activities                          (1,488,904)        (86,702)

INVESTING ACTIVITIES:
    Proceeds from Sale Agreement                                       517,795             -0-
                                                                   -----------       ---------
                 Net cash provided by investing activities             517,795             -0-

FINANCING ACTIVITIES:
    Payments made on capital lease obligations                        (156,419)           (741)
                                                                   -----------       ---------
                 Net cash and cash equivalents used in
                      financing activities                            (156,419)           (741)
                                                                   -----------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,127,528)        (87,443)

CASH AND CASH EQUIVALENTS, beginning of period                       1,294,189         130,713
                                                                   -----------       ---------
CASH AND CASH EQUIVALENTS, end of period                           $   166,661       $  43,270
                                                                   ===========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                   $     6,937       $     211

        The accompanying notes are an integral part of these statements.

                               WHAT A WORLD!, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 August 1, 1998



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

2.    1994 STOCK OPTION PLAN:

Following the approval by the Board of Directors and Stockholders of the Company, effective May 21, 1996, the 1994 Stock Option Plan (the "Stock Option Plan") was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment resulted in a total of 560,000 shares of common stock available to grant under the Stock Option Plan.

As of August 1, 1998, 520,000 options were outstanding under the Stock Option Plan.

3.    DISCONTINUED OPERATIONS:

In February 1997, the Company's Board of Directors approved the sale of substantially all the Company's operating assets and to discontinue the Company's retail business. Accordingly, the Company has accounted for and presented its financial information consistent with discontinued operations, which considers all activity related to the support and operation of the specialty retail business as discontinued operations following the Company's Board of Directors' decision to approve the sale of assets .

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

The net losses of these operations related to the Sale for the thirteen weeks ended May 3, 1997 are included in the condensed statements of income under "Discontinued Operations". The net gain or loss reflected in the condensed statements of income includes the write-down of the assets of the retail operation to the net realizable values and the cost of disposing these operations. In addition, in the second quarter of fiscal 1997, the Company revalued its estimate of a majority of its accounts payable and capital lease obligation balances and reduced the entire balance by $279,670 to reflect the realizable value of the total debt based on the Company's negotiation of debt concessions from its vendors and a lessor, which resulted in a gain on disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligation for the second quarter of fiscal 1997 of $279,670 and reduced the fiscal 1997 year to date loss on disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligation to $(393,741) from $(673,411) for the thirteen weeks ended May 2, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

GENERAL

     The Company was incorporated in July 1993 and, until May 1997, operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors, and science. On May 22, 1997, at a special meeting of the Company's stockholders to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer paid the Company $517,795 in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, the Sale transaction resulted in a loss on disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligation for the twenty six weeks ended August 1, 1997 of $393,741.

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

RESULTS OF OPERATIONS

THIRTEEN AND TWENTY SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO THE THIRTEEN AND TWENTY SIX WEEKS ENDED AUGUST 2, 1997

     CONTINUING OPERATIONS

     General and administrative expenses ("G&A") decreased to approximately $21,000 for the thirteen weeks ended August 1, 1998 (the "Second Quarter of Fiscal 1998") from approximately $82,000 for the thirteen weeks ended August 2, 1997 (the "Second Quarter of Fiscal 1997"). The Company's G&A expenses decreased to approximately $37,000 for the twenty six weeks ended August 1, 1998 from approximately $121,000 for the twenty six weeks ended August 2, 1997. The primary components of G&A are miscellaneous corporate overhead expenses, including insurance, transfer agent and printing fees, professional fees, and wages (including fringe). The decrease in G&A is the result of the reduction of expenses following the Sale.

     DISCONTINUED OPERATIONS

     For purposes of accounting for the Sale and the resulting presentation as discontinued operations, including restating the prior comparable periods, the Company is treating all activity which related to the support and operation of the Company's specialty retail operation as discontinued operations. The loss from discontinued operations was $0 in the Second Quarter of Fiscal 1998 and $0 in the twenty six weeks ended August 1, 1998 as compared to approximately $81,000 for the Second Quarter of Fiscal 1997 and $487,000 for the twenty six weeks ended August 2, 1997. The primary components of discontinued operations include net sales, cost of sales, selling expenses, certain general and administrative expenses (expenses that ceased in conjunction with the Sale which had related to the support and operation of the Company's specialty retail business), interest and other income, and interest expense. Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business.

     The Company had no activity in regard to the disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligations in the Second Quarter of Fiscal 1998 and the twenty six weeks ended August 1, 1998 as compared to a gain of approximately $280,000 for the Second

Quarter of Fiscal 1997, resulting from the Company revaluing its estimate of a majority of its accounts payable and capital lease obligation balances to reflect the realizable value of the total debt based on the Company's negotiation of debt concessions from its vendors and a lessor, and a loss for the twenty six weeks ended August 2, 1997 of approximately, $(394,000).

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

     The Company had working capital of approximately $8,000 and $45,000 at August 1, 1998 and January 31, 1998, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent
(i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's former President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company has used cash proceeds from the Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company will use the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

     During the first twenty six weeks of fiscal 1998, cash decreased by approximately $88,000 to approximately $43,000. The overall decrease in cash resulted primarily from the Company's paying ongoing general and administrative costs, repayment of debt, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $700 in indebtedness during the period.

     During the first twenty six weeks of fiscal 1997, cash decreased by approximately $1,128,000 to approximately $167,000. The overall decrease in cash resulted primarily from the Company's repayment of debt and its satisfaction of a majority of its liabilities following the receipt of the proceeds of the Sale. The Company repaid approximately $156,000 in indebtedness during the period.

     The Company currently does not maintain any lines of credit or cash borrowings to finance its reduced capital requirements. Upon payment of primarily all the Company's capital lease obligations, the Company terminated, in November 1997, its $100,000 letter-of-credit which had served as collateral for said obligations.

     During the first twenty six weeks of fiscal 1998, the Company did not maintain any inventories as a result of the Company's having discontinued its retail operations in the second quarter of 1997.

     During the first twenty six weeks of fiscal 1997, the Company's inventories decreased to $0 from approximately $1,207,000 at February 1, 1997. The decrease was primarily a result of the Company discontinuing its retail operations in the Second Quarter of Fiscal 1997.

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

YEAR 2000 COMPLIANCE

     Following the Sale, the Company has utilized only a small number of computer programs in its limited continued operations. The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information system to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has not completed its assessment, but given the limited operations and resources of the Company, the Company believes that in its current state the costs of addressing this issue will not have a material adverse effect on the Company's financial position. However, if the Company and third parties upon which it may rely (or any acquisition candidate as to which the Company engages in a merger, exchange of capital stock or other business combination) are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to address in a timely manner any significant year 2000 issues which may arise.

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

                                             What A World!, Inc.


Date: September 15, 1998                     By: /s/ BRIAN S. LAPPIN
                                                -------------------------------
                                                     Brian S. Lappin
                                                     Vice President of Finance
                                                     (As both a duly authorized
                                                     officer of the Registrant
                                                     and as Principal Financial
                                                     Officer of the Registrant)