Form 10QSB
period 1998-10-31
WHAT A WORLD INC/DE/
filed 1998-12-15
CIK 931073

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended:     October 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period_______________________to___________________________

Commission File Number:   0-25002

                             WHAT A WORLD !, INC.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                            59-3200879
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

        P.O. BOX 20125
        TAMPA, FLORIDA                                            33622
    ---------------------                                      ----------
    (Address of Principal                                      (Zip Code)
      Executive Offices)

                    Issuer's Telephone Number: (727) 577-9366

                                       N/A
  ---------------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 15, 1998, there were 2,118,125 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):
                            [ ] Yes     [X] No

                             WHAT A WORLD!, INC.

                                    INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1.  Financial Statements (Unaudited):

Condensed Balance Sheets - January 31, 1998 and October 31, 1998---------  3

Condensed Statements of Operations for the Thirteen Weeks Ended
November 1, 1997 and October 31, 1998 and the Thirty Nine Weeks Ended November 1, 1997 and October 31, 1998------------------------------------ 4

Condensed Statements of Cash Flows for the Thirty Nine Weeks Ended
November 1, 1997 and October 31, 1998------------------------------------  5

Notes to Condensed Financial Statements----------------------------------  6

Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations--------------------------------------------  8

PART II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information-----------------------------------------------  12

Item 6.  Exhibits and Reports on Form 8-K--------------------------------  12


SIGNATURES---------------------------------------------------------------  13

                             WHAT A WORLD!, INC.

                           CONDENSED BALANCE SHEETS

                                                              JANUARY 31,    OCTOBER 31,
                        ASSETS                                   1998            1998
                                                              -----------    -----------
                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                  $   130,713    $    13,178
   Prepaid expenses and other current assets                        6,873          2,715
                                                              -----------    -----------
               Total current assets                               137,586         15,893

PROPERTY AND EQUIPMENT, net                                         2,500          1,375
                                                              -----------    -----------
               Total assets                                   $   140,086    $    17,268
                                                              ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $    30,000    $     2,000
   Accrued  expenses                                               60,950         38,400
   Current maturities of capital lease obligations                  1,518          2,242
                                                              -----------    -----------
               Total current liabilities                           92,468         42,642

CAPITAL LEASE OBLIGATIONS                                           1,849            -0-

STOCKHOLDERS' EQUITY:
   Common stock                                                    21,181         21,181
   Additional paid-in capital                                   4,538,782      4,538,782
   Accumulated deficit                                         (4,514,194)    (4,585,337)
                                                              -----------    -----------
               Total stockholders' equity                          45,769        (25,374)
                                                              -----------    -----------
               Total liabilities and stockholders' equity     $   140,086    $    17,268
                                                              ===========    ===========




     The accompanying notes are an integral part of these balance sheets.

                             WHAT A WORLD!, INC.

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        13 WEEKS ENDED                     39 WEEKS ENDED
                                             NOVEMBER 1, 1997  OCTOBER 31, 1998  NOVEMBER 1, 1997   OCTOBER 31, 1998
                                             ----------------  ----------------  ----------------   ----------------
CONTINUING OPERATIONS:
General and administrative expenses            $    44,569       $    33,946       $   165,672       $    71,143
                                               -----------       -----------       -----------       -----------

Loss from continuing operations                    (44,569)          (33,946)         (165,672)          (71,143)

DISCONTINUED OPERATIONS
Loss from discontinued operations                      -0-               -0-          (487,048)              -0-
(Loss)/gain on disposal of assets and
adjustment to net realizable value of
accounts payable and capital lease
obligations                                            -0-               -0-          (393,741)              -0-
                                               -----------       -----------       -----------       -----------

NET (LOSS)/GAIN                                $   (44,569)      $   (33,946)      $(1,046,461)      $   (71,143)
                                               ===========       ===========       ===========       ===========

Net loss from continuing operations per
weighted average common and common
equivalent share - basic and diluted           $     (0.02)      $      (.02)      $      (.08)      $     (0.03)

Net loss from discontinued operations per
weighted average common and common
equivalent share - basic and diluted                   N/A               N/A              (.23)              N/A

Net (loss)/gain on disposal of assets and
adjustment to net realizable value of
accounts payable and capital lease
obligations per weighted average common
and common equivalent share - basic and
diluted                                                N/A               N/A              (.19)              N/A

Net (loss)/gain per weighted average
common and common equivalent share -
basic and diluted                              $      (.02)      $      (.02)      $      (.49)      $      (.03)
                                               ===========       ===========       ===========       ===========

Weighted average common and common
equivalent shares outstanding                    2,118,125         2,118,125         2,118,125         2,118,125


       The accompanying notes are an integral part of these statements.

                              WHAT A WORLD!, INC.

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    39 WEEKS ENDED
                                                          NOVEMBER 1, 1997    OCTOBER 31, 1998
                                                          ----------------    ----------------
OPERATING ACTIVITIES:
   Net loss                                                  $(1,046,461)      $   (71,143)
   Adjustments to reconcile net loss to net cash and
      cash equivalents used in operating activities:
         Depreciation and amortization                           117,250             1,125
         Loss on disposal of assets and adjustment to
           net realizable value of accounts payable
           and capital lease obligations                         393,741               -0-
         Changes in operating assets and liabilities-
            Decrease in inventories                              198,015               -0-
            Decrease in prepaid expenses and
               other current assets                               28,347             4,148
            Decrease in other assets                              14,812               -0-
            (Decrease) in accounts payable and
               accrued expenses                               (1,239,177)          (50,550)
                                                             ------------      ------------
              Net cash and cash equivalents (used in)
                  operating activities                        (1,488,904)         (116,410)

INVESTING ACTIVITIES:
   Proceeds from Sale Agreement                                  517,795               -0-
                                                             ------------      ------------
              Net cash provided by investing activities          517,795               -0-

FINANCING ACTIVITIES:
   Payments made on capital lease obligations                   (156,419)           (1,125)
                                                             ------------      ------------
              Net cash and cash equivalents used in
                  financing activities                          (156,419)           (1,125)
                                                             ------------      ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,127,528)         (117,535)

CASH AND CASH EQUIVALENTS, beginning of period                 1,294,189           130,713
                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                     $    62,302       $    13,178
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest               $     6,967       $       303


       The accompanying notes are an integral part of these statements.

                             WHAT A WORLD!, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               OCTOBER 31, 1998

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

As of October 31, 1998, 520,000 options were outstanding under the Stock Option Plan.

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

4.   SUBSEQUENT EVENTS:

     The Company is currently engaged in negotiations with a privately-held Canadian telemarketing services provider (the "Target Company") and the shareholders of the Target Company regarding a proposed acquisition of the Target Company by the Company (the "Transaction"). Pursuant to the proposed Transaction, the Company would acquire from the Target Company's shareholders all of the outstanding capital stock of the Target Company in consideration for which the Company would issue to said shareholders shares of the Company's common stock. As a result, the Target Company would become a wholly owned subsidiary of the Company and the former shareholders of the Target Company would hold approximately 86% of the outstanding post-Transaction shares of the Company's common stock. In connection with the proposed Transaction, the Company granted to the Target Company the exclusive right, (the "Option"), extended until March 16, 1999, to negotiate a Transaction with the Company. In consideration for the Option, the Target Company made payments to the Company in the aggregate amount of $40,000, a substantial portion of which has been used to fund transactional expenses and certain general and administrative costs. There can be no assurance that the Company, the Target Company and the shareholders of the Target Company will enter into a definitive agreement regarding the proposed Transaction. Furthermore, in the event the parties do enter into a definitive agreement, it is contemplated that consummation of the proposed Transaction will be subject to the satisfaction of certain conditions, including receipt of shareholder approval of the Transaction from the Company's shareholders. There can be no assurance that the proposed Transaction will be consummated or, if consummated, as to the timing thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company was incorporated in July 1993 and, until May 1997, operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors, and science. On May 22, 1997, at a special meeting of the Company's stockholders to vote upon the sale of substantially all the operating assets of the Company (the "Sale") to Natural Wonders, Inc. (the "Buyer"), the Sale was approved by more than a majority of the outstanding shares and the closing of the Sale took place on the same day. Under the terms of the Sale, the Buyer paid the Company $517,795 in return for substantially all the operating assets of the Company and the Buyer assumed certain liabilities of the Company, including liabilities relating to all the store leases. For accounting purposes, the Sale transaction resulted in a loss on disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligation for the thirty nine weeks ended November 1, 1997 of $393,741.

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

      Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business. If the proposed Transaction does not occur, the Company intends to look for acquisition candidates for a new business for the Company. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

      The Company is currently engaged in negotiations regarding the proposed Transaction. In the event the proposed Transaction is not consummated, the Company may explore other opportunities which arise in the future which it believes are in the best interests of the Company's stockholders. Such opportunities could include selling the stock of the Company to raise capital to make an acquisition or merging with a privately-held company. Any such acquisition would depend on the availability of attractive acquisition candidates and the Company's ability to finance any such acquisition. There can be no assurance that the proposed Transaction or any other acquisition will be accomplished.

      The Company has used cash proceeds from the Sale to repay debt and, together with funds received for the Option, fund transactional expenses and pay ongoing general and administrative costs. The Company intends to use the remainder of such proceeds to finance its losses from its remaining limited operations.

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

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THE THIRTEEN AND THIRTY NINE WEEKS ENDED NOVEMBER 1, 1997

      CONTINUING OPERATIONS

      General and administrative expenses ("G&A") decreased to approximately $34,000 for the thirteen weeks ended October 31, 1998 (the "Third Quarter of Fiscal 1998") from approximately $45,000 for the thirteen weeks ended November 1, 1997 (the "Third Quarter of Fiscal 1997"). The Company's G&A expenses decreased to approximately $71,000 for the thirty nine weeks ended October 31, 1998 from approximately $166,000 for the thirty nine weeks ended November 1, 1997. The primary components of G&A are miscellaneous corporate overhead expenses, including insurance, transfer agent and printing fees, professional fees, and wages (including fringe). The decrease in G&A is the result of the reduction of expenses following the Sale.

      DISCONTINUED OPERATIONS

      For purposes of accounting for the Sale and the resulting presentation as discontinued operations, including restating the prior comparable periods, the Company is treating all activity which related to the support and operation of the Company's specialty retail operation as discontinued operations. The loss from discontinued operations was $0 in the Third Quarter of Fiscal 1998 and $0 in the thirty nine weeks ended October 31, 1998 as compared to approximately $0 for the Third Quarter of Fiscal 1997 and $487,000 for the thirty nine weeks ended November 1, 1997. The primary components of discontinued operations include net sales, cost of sales, selling expenses, certain general and administrative expenses (expenses that ceased in conjunction with the Sale which had related to the support and operation of the Company's specialty retail business), interest and other income, and interest expense. Consummation of the Sale terminated the Company's specialty retail operations. The Company presently has no operating business.

      The Company had no activity in regard to the disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligations in the Third Quarter of Fiscal 1998 and the thirty nine weeks ended October 31, 1998. The Company also had no activity in regard to the disposal of assets and adjustment to net realizable value of accounts payable and capital lease obligations in the Third Quarter of Fiscal 1997 but incurred a loss for the thirty nine weeks ended November 1, 1997 of approximately, $(394,000).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary ongoing capital requirements are anticipated to be for funding its limited operations and exploring any opportunities to effect the proposed Transaction or, if the proposed Transaction is not consummated, an acquisition, whether by merger, exchange of capital stock or other business combination. There can be no assurance that any such transaction will be effected. In view of the limited resources of the Company, consideration may be given to additional equity or debt placement to fund merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the Company's business objective.

      The Company had working capital of approximately $(27,000) and $45,000 at October 31, 1998 and January 31, 1998, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, the Company's Chairman of the Board of Directors, David F. Miller, the Company's former President, and Edward J. Munley, the Company's former President, each of whom is a director and founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company has used cash proceeds from the Sale to repay debt and, together with funds received for the Option, fund transactional expenses and pay ongoing general and administrative costs. The Company will use the remainder of such proceeds to finance its losses from its remaining limited operations.

      During the first thirty nine weeks of fiscal 1998, cash decreased by approximately $118,000 to approximately $13,000. The overall decrease in cash resulted primarily from the Company's paying ongoing general and administrative costs, repayment of debt, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $1,000 in indebtedness during the period.

      During the first thirty nine weeks of fiscal 1997, cash decreased by approximately $1,294,000 to approximately $62,000. The overall decrease in cash resulted primarily from the Company's repayment of debt and its satisfaction of a majority of its liabilities following the receipt of the proceeds of the Sale. The Company repaid approximately $156,000 in indebtedness during the period.

      The Company currently does not maintain any lines of credit or cash borrowings to finance its reduced capital requirements. Upon payment of primarily all the Company's capital lease obligations, the Company terminated, in November 1997, its $100,000 letter-of-credit which had served as collateral for said obligations.

      During the first thirty nine weeks of fiscal 1998, the Company did not maintain any inventories as a result of the Company's having discontinued its retail operations in the Second Quarter of Fiscal 1997.

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

                          PART II. OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

     On September 16, 1998 the President and Secretary of the Company, David F. Miller resigned the position of President while retaining the Secretary position. To date, the Company has not named a successor to replace Mr. Miller as President.

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

                                            What A World!, Inc.




Date:    DECEMBER 15, 1998           By:    /s/ BRIAN S. LAPPIN
         -----------------                  -----------------------------------
                                            Brian S. Lappin
                                            Vice President of Finance
                                            (As both a duly authorized officer
                                            of the Registrant and as Principal
                                            Financial Officer of the Registrant)