Form 10KSB40
period 1999-01-30
TELEHUBLINK CORP
filed 1999-05-14
CIK 931073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended January 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED) For the transition period ___________to___________

                         Commission File Number 0-25002

                             TELEHUBLINK CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           DELAWARE                                                59-3200879
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   24 NEW ENGLAND EXECUTIVE PARK
          BURLINGTON, MA                                             01803
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: (800) 342-1931

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS REGISTERED: Common Stock, par value $.01:
                                Redeemable Warrants, each to purchase
                                one share of Common Stock

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             Issuer's revenues for its most recent fiscal year: $-0-

  The aggregate market value of the voting stock held by non-affiliates of the
    Registrant (based on the price the stock closed at on April 30, 1999) was approximately $5,596,955.

              The number of shares outstanding of the registrant's
  Common Stock, par value $.01 per share, as of April 30, 1999 was 17,873,442.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                             TELEHUBLINK CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                                     for the
                       FISCAL YEAR ENDED JANUARY 30, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
PART I
           ITEM 1.  DESCRIPTION OF BUSINESS                                  3
           ITEM 2.  DESCRIPTION OF PROPERTIES                                11
           ITEM 3.  LEGAL PROCEEDINGS                                        12
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12

PART II
           ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS                                                  13
           ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                    OF OPERATION                                             14
           ITEM 7   FINANCIAL STATEMENTS                                     18
           ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                      18

PART III
           ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
                    ACT                                                      19
           ITEM 10  EXECUTIVE COMPENSATION                                   21
           ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT                                               24
           ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           25
           ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K                   26

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

    TeleHubLink Corporation, (formerly known as What A World!, Inc.)(the "Company") was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. In May 1997, the Company sold substantially all of its assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities (the " 1997 Sale"). The completion of the 1997 Sale terminated the Company's specialty retail operations. For the period May 1997 through February 3, 1999, the Company had no operating business and sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination. On February 4, 1999, the Company acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub"), a privately-held company organized under the laws of the Province of Ontario, Canada, that is engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated as of December 21, 1998 and amended as of January 11, 1999 (as amended, the "Share Purchase Agreement") between the Company, TeleHub and the shareholders of TeleHub (the "TeleHub Shareholders"), the Company acquired from the TeleHub Shareholders all of the issued and outstanding capital stock of TeleHub in exchange for an aggregate of 13,011,339 shares (the "Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company (or
3.9252318 shares of the Company's Common Stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly-owned subsidiary of the Company (the "TeleHub Transaction"). In addition, in connection with the TeleHub Transaction, the Company amended its Certificate of Incorporation in order to change its name from What A World!, Inc. to TeleHubLink Corporation.

GENERAL

    As a result of the 1997 Sale and the TeleHub Transaction described above, the Company currently operates as a holding company, the principal asset of which is its 100% ownership interest in TeleHub. Accordingly, the business of the Company is currently conducted primarily through TeleHub.

                               BUSINESS OF TELEHUB

OVERVIEW

    TeleHub was formed in May 1998 under the Business Corporations Act (Ontario) and is in the early development stage. Since its inception, TeleHub has been primarily engaged in exploring and developing opportunities in the call center teleservices industry. Call centers facilitate the direct communication by telephone of information to and from current and prospective customers of the call center's clients. Generally, the teleservices provided by call centers include performing call center-initiated ("outbound") teleservices as well as responding to and managing customer-initiated ("inbound") calls. Outbound teleservices consist primarily of direct marketing and sales activities initiated on behalf of a call center's clients, and inbound teleservices activities consist primarily of the processing of incoming phone calls (often placed by customers using toll free numbers) for product or service orders, customer inquiries, processing of credit and other consumer applications and customer and technical service.

    Call campaigns provided by call centers involve outbound and/or inbound calling programs that follow prepared scripts targeted at specific markets or customers previously determined by the client. In connection with outbound teleservices, call center representatives typically place phone calls through automated dialing systems (known as predictive dialers). A predictive dialer is an integrated computer and telephone switch designed to minimize time spent dialing numbers, getting busy signals, or no answers. The automated dialing system works with databases either provided by clients or prepared by the call center to launch outgoing calls. Once a live connection has been established with a potential customer, the automated dialing system transfers the call, together with relevant customer information and the applicable prepared script, to a call center representative to complete the call. In connection with inbound teleservices, call center representatives typically receive phone calls through an automated call distributor, which is a phone switch that accepts and routes incoming calls to increase the speed at which incoming calls can be appropriately answered. Once the call is received, the automated call distributor directs the call, together with relevant customer information and the applicable prepared script, to an available call center representative.

    Since its formation, TeleHub has been marketing its proposed services and forming relationships with individuals and organizations in the teleservices industry to develop and further TeleHub's call center business. In August 1998, TeleHub secured a lease of premises in Montreal, Quebec and thereafter acquired furniture and telecommunications and computer equipment for use in its call center operations. To date, TeleHub has performed teleservices pursuant to agreements with Access One Communications Inc. ("Access One"), a telecommunications services provider, Call Tel U.M.P.G. ("Call Tel"), a teleservices company, Corporate Services Telecom, Inc. ("CSTI"), a long-distance services provider, and Shared Network Services ("SNS"), an Internet service and content provider, and is currently providing teleservices to approximately 30 other clients, including MetroNet Communications Group, Inc. ("MetroNet"), a telecommunications services provider, PageMart Canada Limited ("PageMart"), a telecommunications messaging services provider, TeleBank International ("TeleBank"), a credit card company, and StarLink ("StarLink"), a U.S. telecom company. See also "Business of TeleHub - Customers."

    To date, TeleHub has generated limited revenues from its operations and has a limited operating history upon which an evaluation of its performance and prospects can be made. The financial statements of TeleHub have been filed with the Securities and Exchange Commission (the "Commission") as part of the Company's Current Report on Form 8-K filed with the Commission on February, 19, 1999, as amended by the Company's Current Report Form 8-K/A as filed with the Commission on April 20, 1999, and are incorporated by reference herein.

INDUSTRY BACKGROUND

    Unlike indirect marketing methods, such as radio, television and print advertising, the teleservices industry facilitates the direct communication of information to and from current or prospective customers, enabling companies to deliver sales, marketing or other types of information directly to these customers. TeleHub believes that businesses are increasingly focused on using personalized services to target consumers and to service and retain customers. Call centers have evolved significantly in recent years as businesses increasingly recognize that teleservices can provide an effective means to contact targeted consumers and provide customer service. Advances in computer and telecommunications technology, such as predictive dialers and automated call distributors, have assisted teleservicers in more accurately and efficiently identifying and contacting potential customers and have provided call center representatives with more complete on-line guidance and support.

    Traditionally, businesses that have included teleservices in their marketing and customer service programs have primarily used in-house call center personnel and facilities. TeleHub believes that businesses are increasingly outsourcing their telephone-based marketing and customer services needs to third party providers as part of overall efforts to reduce costs and focus internal resources on their core competencies. TeleHub believes that outsourced teleservices can provide advantages over internal operations, including the ability to reduce marketing infrastructure costs (such as investment in labor, training, facilities and specialized equipment) while maintaining or improving operation efficiencies related to customer contact and support. As a result, TeleHub believes that many businesses are increasingly seeking to develop relationships with independent teleservices specialists for the management and enhancement of the call center aspects of their marketing, sales and customer service activities.

    While there are currently many independent teleservices companies competing for call center outsourcing, TeleHub believes that any increase in outsourcing of teleservices presents opportunities for independent call centers if they can successfully offer and deliver a flexible range of call center services.

THE TELEHUB APPROACH

     TeleHub has established and plans to expand its presence in the outsourced teleservices market by focusing its energies on developing as an independent call center which is capable of providing a broad range of inbound and outbound teleservices. TeleHub has obtained 48 call stations and computer and telecommunications equipment, including a predictive dialer and telephone switch for automated call distribution, for its call center located in Montreal, Quebec, and is hiring call center representatives as required by TeleHub's volume of business. In March 1999, TeleHub acquired an additional 30 stations and is in the process of equipping them with computers, headsets, and telecommunications equipment for the expanded business. TeleHub is currently providing teleservices to approximately 30 clients, including TeleBank, StarLink, MetroNet, and PageMart and is currently negotiating with several potential customers and strategic partners in order to expand the breadth of its service offerings.

    TeleHub seeks to capitalize on outsourced teleservices opportunities in the following manners:

    LOW RELATIVE COST. TeleHub has recently established its call center in Montreal, Canada. TeleHub believes that this location may offer several cost advantages over locations in the US such as: low rent in comparison to major US cities; employment incentives offered by the Quebec provincial government; and the availability of a large number of educated and bilingual unemployed workers. It is anticipated that these factors, together with declining long distance rates in Canada, will allow TeleHub to build its infrastructure and operate its call center at a relatively low cost. TeleHub also believes that the current exchange rate between the Canadian and U.S. dollars may attract U.S. clients who can receive U.S. service from TeleHub while paying with Canadian dollars, thereby realizing a cost savings benefit. TeleHub is currently seeking agreements with U.S. clients and third party companies who contract for teleservices from the United States, and to date has provided teleservices to such U.S. clients as Access One, CSTI, SNS, and StarLink.

    MULTIPLE SERVICE OFFERINGS. TeleHub is developing a broad range of inbound and outbound call center teleservices. TeleHub's current or proposed inbound teleservices include receiving and processing calls for sales, service and information and managing product and warranty service and sales support. TeleHub's current or proposed outbound teleservices include providing teleservicing in connection with the sale of goods and services, performing fund raising activities and conducting surveys. See "Business of TeleHub - Services". TeleHub believes that offering a broad range of services will allow various companies from various industries to utilize TeleHub's teleservices. For example, many traditional call centers may narrow their scope by isolating themselves into single industries such as airline sales, insurance information or software service. TeleHub believes that there is an opportunity to provide teleservices for product and service lines not serviced by such narrowly-focused call centers. TeleHub also believes there is an emerging service market for the international arena and plans to develop services to address this business.

    CAPITALIZE ON OVERFLOW. TeleHub believes there is an opportunity to capitalize on other call centers' overflow of teleservices requirements or commitments. Many call centers (both internal and independent) may be subject to seasonal fluctuations in their operations that mandate either excessive hiring or staff consolidation to adapt to these changes. As clients and call centers seek to match capacity with fluctuating demand, TeleHub believes there is an opportunity for TeleHub to provide teleservices on a subcontracted basis to such internal and independent call centers in times of excess demand. TeleHub's previous agreement with Call Tel is an example of the available opportunities for such overflow business. See "Business of TeleHub - Customers."

    IMPLEMENTATION OF TECHNOLOGY. TeleHub has licensed the use of automated dialing technology (predictive dialer) from Info Zero Un, a Quebec telecommunications company, to assist in outbound teleservices. The Company is also negotiating to acquire a second predictive dialer to support its business expansion plans. For inbound teleservices, TeleHub has obtained a telephone switch from WilTel Inc., a telecommunications company based in Ontario, which enables automated call distribution. These technologies are designed to improve call center productivity and thereby reduce the effective cost per call made or received. TeleHub has also obtained a server which includes scripting software (which provides call center representatives with prompt access to customer and product information) and call management data software which is designed to manage, update and reference client data files and collect statistical transaction and performance data. TeleHub believes that such technologies will assist TeleHub in performing quality teleservices on a cost-effective basis.

    QUALITY OF SERVICE. TeleHub believes that its customers' satisfaction is, and will continue to be, based in part on TeleHub's ability to monitor and improve the quality of its service. In this regard, TeleHub has implemented a quality assurance program which includes prior client approval of scripts to be used by call center representatives, monitoring of calls for quality control and adherence to approved scripts, daily scrutiny of scripts, and script adjustments in consultation with clients' comments and suggestions.

SERVICES

    TeleHub currently employs 63 call center representatives and five call center supervisors who provide call center teleservices using most of TeleHub's 48 existing call stations. TeleHub plans to hire additional call center representatives as required by TeleHub's volume of business. In anticipation of this increase in volume, TeleHub has acquired an additional 30 stations and is negotiating to purchase an additional 24 inbound stations.

    TeleHub's service offerings include both inbound and outbound teleservices. TeleHub's current or proposed inbound teleservices include receiving and processing calls for sales, service and information, and management of toll-free or pay-per-use 1-800/888/900 lines for product and warranty service and sales support. TeleHub also intends to acquire an interactive voice response system, which will enable it to provide automatic call answering, recording and order taking services during non-business hours. TeleHub's current and proposed outbound teleservices include providing teleservicing in connection with the sale of goods and services, performing fund raising activities, conducting surveys, and assisting in the production of client lists which can be derived from information which has been either provided by the client or independently obtained or developed by TeleHub. TeleHub's role under any outbound marketing campaign may range from the identification and initial solicitation of prospective customers to performing a full marketing and sales role involving a sale of a client's product or services to a customer, the collection by TeleHub of fees for the product or service and the remittance of such fees to TeleHub's client. For example, pursuant to TeleHub's arrangement with one of its clients, TeleHub is acquiring database lists and using these lists in a campaign offering the client's credit cards to prospective customers.

    With respect to inbound teleservices, typically a customer will call a toll-free or pay-per-use 1-800/888/900 number to request product or service information, place an order for a particular product or service or obtain assistance with respect to a previously purchased product or service. The information and results of calls received are typically captured by the call center and reported to the client for order processing, customer service or data management. To assist in the handling of the various calls, TeleHub has acquired a digital switch to enable automated call distribution, which classifies each call by program and routes the call to a call center representative trained for that program. Along with the call, the call center representative's computer screen displays information relevant to the call.

    With respect to outbound call campaigns, TeleHub expects that, in most cases, it will receive customer data, including names and telephone numbers, electronically from clients. TeleHub may, however, be required to obtain customer or market information or databases from non-client third parties. The cost of such acquired databases may depend on the particularity of such databases and such cost would typically be passed on to TeleHub's client. Subject to confidentiality obligations to its clients, TeleHub hopes to refine and build upon customer databases it acquires from non-client third parties and in time be able to offer detailed customer or market information to prospective clients in connection with outbound teleservices offerings. Once the applicable database is obtained or created for an outbound call campaign, TeleHub's call management system is designed to use a predictive dialer to automatically dial the telephone numbers in these files, determine if a live connection is made and present connected calls to a call center representative who has been trained for the client's program. When a call is connected to a call center representative, the customer's name, other information about the customer and the program script will simultaneously appear on the call center representative's computer screen and the call center representative will then use the script to solicit an order for the product or service or to request information that will be added to the applicable database.

    TeleHub plans to enhance the value of its teleservices by employing sales representatives with the capability to market in English and other languages to reach residential and business customers in the international market.

    Many independent call center teleservices firms operate under month-to-month contracts with their clients. TeleHub's contracts with its clients are also on a month-to-month basis or are otherwise terminable by the client on short notice. Depending on TeleHub's role under any given teleservices contract, TeleHub's compensation for the services it provides can consist of an initial fee and ongoing service charges which may be based on an hourly or per-call rate or based only on successful completion of sales either by TeleHub or its client. Each of TeleHub's current agreements may be terminated on short notice to TeleHub and, under each such agreement, TeleHub will only be compensated if and when the client approves a sale referred by TeleHub.

STRATEGY

        Key elements of TeleHub's business strategy are as follows:

        TeleHub's strategy is to continue to build its "HUB" concept, pursuant to which TeleHub would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network established by TeleHub. In this connection, TeleHub offers or proposes to offer the following services in addition to its existing call center teleservices:

        o Telecom services - Selling local and long distance telephone services.
        o Wireless services - Selling cellular telephone services.,
        o Teleservices support - Providing sales and marketing and fulfillment services, infomercial support, product support and customer support.

        In addition to the foregoing services, TeleHub is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, TeleHub currently anticipates forming a new Internet division which would be engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services. However, there can be no assurance that TeleHub will be successful in implementing this plan or that any such services, if established, would generate any meaningful revenue.

        The key elements of TeleHub's business strategy for developing its "HUB" network are as follows:

        PURSUE OUTSOURCED TELESERVICES OPPORTUNITIES. TeleHub's current marketing activities are particularly focused on identifying and soliciting companies with direct sales and customer service needs and companies which have large customer bases which can benefit from targeted teleservices programs. TeleHub is also seeking relationships with other call centers to provide teleservices on a subcontracted basis to assist in fulfillment of overflow. TeleHub intends for its teleservices to be adaptable to serve the needs of many various types of businesses and teleservices requirements.

        FACILITATE GROWTH THROUGH EXPANSION AND COMPLEMENTARY ACQUISITIONS. Subject to financial constraints, TeleHub is committed to growth through internal expansion. TeleHub currently utilizes substantially all of its 48 call stations, has acquired an additional 30 stations, and is in negotiations to acquire an additional 24 inbound stations. TeleHub's practice is to hire employees as required to support these call stations as well as to expand as required to capitalize on growth opportunities. In this regard, TeleHub believes that it will benefit from being located in Montreal, a city that has a large multi-lingual and educated population with relatively high unemployment. TeleHub uses local advertisements as well as available human resources outsourcing groups to fulfill its labor requirements. TeleHub may also explore strategic acquisitions of existing call centers and telecommunications services and technology that offer complementary services or that can expand TeleHub's geographic markets. Although TeleHub has no arrangements, agreements or understandings with respect to any particular opportunities at the present time, TeleHub believes that any fragmentation in the call center teleservices industry could result in opportunities for TeleHub to pursue and consolidate selected complementary businesses. In March 1999, the Company acquired Call Tel, a former call center, which provided approximately 30 additional workstations and several additional contracts.

        PROVIDE COMPREHENSIVE CLIENT SOLUTIONS. TeleHub's long-term strategy is to provide comprehensive telecommunications-based solutions to facilitate its clients' marketing, sales and other business objectives. Through relationships with clients and strategic alliances, and its combination of its proposed inbound and outbound call center teleservices activities, TeleHub intends to provide its clients with a multi-service call center or "HUB" that will link clients with their ultimate customer and other organizations across various complementary industries. For example, certain customers may require financing once they have expressed interest in contracting for the clients' products or services; TeleHub's "HUB" would link services provided by other TeleHub clients, such as banks, which could secure and service the required financing. The success of TeleHub's "HUB" concept will be largely dependent on its ability to secure contracts and relationships with complementary customers and strategic partners including marketing, sales and financial organizations. No agreements or binding commitments have been consummated to date with such parties.

        TELECOM SERVICES. TeleHub is currently also providing teleservices to long distance telephone carriers to resell long distance telephone services. The advantageous rates available to resellers of long distance services may reduce TeleHub's call center costs and allow TeleHub to competitively price the long distance services it provides to call center teleservices clients while maintaining a small profit on such resales.

SALES AND MARKETING

        TeleHub currently markets its teleservices to potential clients through a sales team of five full-time commissioned employees who are responsible for generating accounts and securing service contracts.

TeleHub's current marketing activities are particularly focused on identifying and soliciting companies with direct sales and customer service needs and companies which have large customer bases that can benefit from targeted teleservices programs. TeleHub is also seeking relationships with other call centers to provide teleservices on a subcontracted basis to assist in fulfillment of overflow.

        In furtherance of TeleHub's plan to provide Internet services for its customers, TeleHub is currently seeking to hire a sales manager and additional commissioned employees to sell and market advertisements to Internet-based malls, as well as to pursue other Internet-related businesses. However, there can be no assurance that TeleHub will be able to hire such individuals or to successfully develop the Internet area of its business.

CUSTOMERS

        To date, TeleHub has entered into agreements and informal non-binding arrangements for the provision by it of teleservices to clients in a broad range of industries, including financial services, telecommunications, insurance and other businesses. As a start-up company, TeleHub anticipates a heavy dependence upon its current relationships. TeleHub has recognized this dependency and is pursuing other opportunities. Any significant interruption in the business of its current clients, or any other clients, with whom TeleHub is able to contract, could have a material adverse effect on TeleHub's financial performance.

COMPETITION

        The teleservice industry is intensely competitive and highly fragmented. TeleHub competes with many other teleservices companies ranging in size from very small private companies offering special applications or short-term projects to very large public companies. Currently, TeleHub's Canadian competitors include Vox Data Inc., Media Express Telemarketing Corp., the Equinox Group and Sodema, Transcontinental Technologie Inc. Large U.S. independent teleservice companies such as APAC TeleServices Inc., Electronic Data Systems, MATRIXX Marketing Inc., SITEL Corporation, Stream International Holdings Inc., Sykes Enterprises Inc., and West Teleservices Corporation may also exert intense competitive pressure on TeleHub in the U.S. market. In addition, some of these large teleservice companies have recently opened call centers in Canada and may offer increasing competition as their Canadian presence grows. Providers of other forms of advertising and marketing media, such as direct mail, television, radio, and other advertising media, will also offer TeleHub varying degrees of competition. Furthermore, TeleHub competes with the internal marketing capabilities of many of its own prospective clients, many of whom have significant internal teleservices, marketing and sales capabilities and also contract for these services from competitors of TeleHub.

        Much outsourced teleservices work is contracted on an individual project basis, with many projects being allocated among various teleservice providers from time to time. This may force TeleHub to compete frequently with other call centers as individual projects are initiated or reallocated. Furthermore, the relatively low barriers to entry to this industry and the rapid growth of the teleservices industry may attract many new competitors, some of whom may be substantially larger and better capitalized than TeleHub. Entry into the Canadian market may be especially heavy as a result of the Canadian dollar's current low exchange rate against the U.S. dollar. TeleHub believes that the principal competitive factors in its industry will be price, quality, service and responsiveness to clients' needs.

        With respect to the Company's proposed Internet-related businesses, the Company believes that it will compete with numerous other companies, many of which will possess substantially greater financial, marketing, personnel and other resources than the Company. Such companies may include other Internet support companies providing services similar to those proposed to be offered by the Company, as well as advertising and marketing firms, web site developers and order fulfillment companies. Furthermore, given the relatively low barriers to entry to this industry and the rapid growth of e-commerce, it is likely that new competitors will emerge. The Company believes that the principal competitive factors in this industry will be price, quality, service and responsiveness to clients' needs.

REGULATION

        TeleHub's business is subject to various Canadian federal and provincial and U.S. federal and state laws and regulations. Specifically, TeleHub is required to comply with Canadian and U.S. laws and regulations as they pertain to the call center teleservices industry. TeleHub has established and will continue to maintain operating procedures to comply with all applicable rules and regulations. TeleHub does not anticipate that such compliance will require it to incur significant additional expenses.

        In Canada, the rules promulgated by the Canadian Radio Television and Telecommunication Commission ("CRTC") under the General Tariffs of Bell Canada require teleservicers to remove from their calling lists for a period of three years the names of any parties who so request, to provide the names, addresses and phone numbers of both the teleservicer and of any party for whom they are acting, to limit the hours during which they may call consumers, to refrain from the use of sequential dialing and to refrain from calling emergency and healthcare facilities. Legislation in the several Canadian provinces also regulates telephone solicitations in regard to cancellation periods and the sale of goods.

    In the United States, the rules promulgated by the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 limit the hours during which teleservicers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, among other things, require teleservicers to make certain disclosures when soliciting sales. Furthermore, the U.S. Telemarketing Fraud Prevention Act of 1997 imposes penalties for persons convicted of telemarketing fraud, requires teleservicers to disclose information to further investigations of telemarketing fraud, and purports to extend jurisdiction to foreign teleservicers who may be responsible for fraud inside the U.S.

    A number of states in the U.S. have enacted or are considering enacting legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be finalized unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. Other states require third-party verification for this sort of solicitation.

    In both the United States and Canada, providers of long distance services are subject to various regulations, including regulations regarding the switching of long distance carriers. In the event, TeleHub enters into agreements with long distance telephone carriers to resell long distance telephone services, TeleHub will be required to comply with CRTC and FCC regulations concerning the switching of carriers.

EMPLOYEES

    TeleHub currently employs 80 persons, including five in sales and marketing, seven in administration, two in information systems and 68 call center representatives (including five supervisors). TeleHub currently hires its call center representatives as temporary employees who are contracted as required by TeleHub's volume of business. In addition, administrative personnel have been hired as full-time employees of TeleHub.

    TeleHub has entered into a memorandum of understanding with the Societe de Developpement Industriel de Quebec (Industrial Development Corporation), a division of the government of the Province of Quebec, dated July 21, 1998. The Industrial Development Corporation has agreed to provide TeleHub with a grant of approximately $2,000 for each full-time employee hired by TeleHub, such amounts to be paid between 1999 and 2002 and not to exceed a maximum of approximately $326,400. A deduction in the amount of approximately $1,600 will be made from the first grant under the memorandum of understanding, representing payment in the amount of 0.5% of the maximum amount payable under the memorandum of understanding for federal and provincial taxes.

        BUSINESS OF THE COMPANY PRIOR TO THE TELEHUB TRANSACTION

    The Company was incorporated under the name What A World!, Inc. under the laws of the State of Delaware in July 1993 and, until May 1997, operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. The merchandise offered by the Company included outdoor and garden merchandise, recorded nature music, videotapes, statuary, telescopes, books, games and puzzles and apparel, all of which emphasized nature, environmental, scientific and/or educational themes. In May 1997, pursuant to an Asset Purchase Agreement dated as of March 7, 1997 (the "Sale Agreement") between the Company and Natural Wonders, Inc. ("the Buyer"), the Company sold substantially all of its assets to the Buyer for an aggregate cash consideration of $517,795 plus the assumption by the Buyer of certain liabilities, including liabilities relating to the Company's retail store leases. In conjunction with the Sale Agreement and in order to immediately implement the benefits of the Sale Agreement (and to reduce operating losses which were continuing to be incurred by the Company), the Company and the Buyer entered into an agreement, effective March 10, 1997 through the closing of the Sale Agreement, pursuant to which the Buyer operated the Company's specialty retail gift business (the "Management Agreement").

    The Company opened its first store in August 1993 and, until May 1997, operated twelve stores, which were located in major regional malls in Florida (Bradenton, Clearwater, Jacksonville, Jensen Beach, Miami (two), Ocala, Orlando, Tallahassee and Tampa), New York (Staten Island) and New Jersey (Eatontown).

    Consummation of the 1997 Sale terminated the Company's specialty retail operations. Following the 1997 Sale, the Company used the cash proceeds from the 1997 Sale to repay debt, fund transactional expenses and pay ongoing and general and administrative expenses. In addition, following the 1997 Sale, the Company engaged in the process of looking for acquisition candidates for a new business for the Company and, on February 4, 1999, consummated the TeleHub Transaction

ITEM 2. DESCRIPTION OF PROPERTIES

    Since September 1998, TeleHub has leased 6,812 square feet of office space at 1000 St. Antoine Street, Suite 600, Montreal, Quebec, H3C 3R7, Canada under a lease with Entreprise Point Zero dated August 21, 1998. The lease is scheduled to expire October 31, 2003, unless terminated earlier in accordance with the terms of the lease. The lease provides for a minimum monthly rent of approximately $2,700 per month. Pursuant to the terms of the lease, the lessor granted TeleHub free rental for the months of September and October 1998, and applied approximatley $12,000 of the approximatley $18,000 deposit paid by TeleHub under the lease to rent for the months of November and December 1998. The balance of such deposit is being held as security for the performance of TeleHub's obligations under the lease. TeleHub has granted the lessor a security interest in its moveable assets to secure the value of six months rent under the lease (approximately $15,100). In March 1999, TeleHub exercised an option under the lease to expand into an additional 2,900 square feet adjacent to the existing office space at an additional monthly rental charge of approximately $2,175, (with the lessor granting TeleHub free rental for the months of April and May 1999). TeleHub does not anticipate encountering any difficulties in obtaining future leased space for its call center operations.

    In April 1999, the Company established its central headquarters in a facility located at 24 New England Executive Park, Burlington, MA, which the Company shares with Young Management Group, Inc. ("YMG"), an affiliate of Stanley A. Young, the Chairman of the Company. YMG leases approximately 4,000 square feet of office space at such location and the Company expects to utilize, on a month to month basis, up to 1,500 square feet thereat, at a cost of approximately $1,500 per month. Management believes that this facility will meet its executive office needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Neither, the Company nor TeleHub is a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of its business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fiscal quarter ended January 30, 1999; however, at a Special Meeting of Stockholders duly held on February 4, 1999, the Company proposed, and the shareholders approved (i) the Share Purchase Agreement between the Company, TeleHub, and the shareholders of TeleHub and the TeleHub Transaction contemplated thereby and (ii) the amendment of the Company's Certificate of Incorporation to increase the number of shares of the Company's authorized Common Stock to 50,000,000 shares and to change the name of the Company from What A World!, Inc. to TeleHubLink Corporation. Each of the foregoing proposals was approved by the affirmative vote of shareholders holding 1,203,243 of the 2,118,125 share outstanding on the record date for such Special Meeting. No shareholders voted against the proposal, and there were no abstentions. See "Description of Business - Background".

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET INFORMATION

    The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock. Through January 31, 1997, the shares of Common Stock of the Company traded on the Nasdaq Small Capitalization Market under the symbol "WHAT". Prior to the TeleHub Transaction, the Company's Common Stock traded under the same symbol on the bulletin board system maintained by the National Association of Securities Dealers ("NASD") or in the over-the-counter "pink sheets". Subsequent to the TeleHub Transaction, the Company changed its symbol from "WHAT" to "THLC".

                                                             CLOSING BID            CLOSING ASK
FOR THE FISCAL YEAR ENDED JANUARY 31, 1998                HIGH        LOW         HIGH        LOW
----------------------------------------------------------------------------------------------------
First Quarter (February 2 through May 3, 1997)          $ 0.2188    $ 0.0625    $ 0.5313    $ 0.4375
Second Quarter (May 4 through August 2, 1997)           $ 0.1800    $ 0.0156    $ 0.5000    $ 0.0938
Third Quarter (August 3 through November 1, 1997)       $ 1.1250    $ 0.1800    $ 1.5000    $ 0.3750
Fourth Quarter (November 2, 1997 through January 31,    $ 0.7500    $ 0.2500    $ 1.2500    $ 0.4375
1998)

                                                             CLOSING BID            CLOSING ASK
FOR THE FISCAL YEAR ENDED JANUARY 30, 1999                HIGH        LOW         HIGH        LOW
----------------------------------------------------------------------------------------------------
First Quarter (February 1 through May 2, 1998)          $ 0.3750    $ 0.2500    $ 0.6250    $ 0.3750
Second Quarter (May 3 through August 1, 1998)           $ 0.3125    $ 0.2500    $ 0.5000    $ 0.3750
Third Quarter (August 2 through October 31, 1998)       $ 0.3125    $ 0.1536    $ 0.4063    $ 0.2813
Fourth Quarter (November 1, 1998 through January 30,    $ 0.3750    $ 0.1536    $ 0.5938    $ 0.2813
1999)

    The prices set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions and were provided by consultation with the NASD composite feed or other qualified quotation medium.

    The Company experienced during 1996 a substantial decline in the price of its Common Stock. The market price fell to a point that precluded the Company from continuing its listing on Nasdaq. As the Company was unable to demonstrate, by the date specified by Nasdaq, compliance with Nasdaq's listing requirements, Nasdaq issued a formal notice of deficiency for the Company's securities in January 1997. Since such delisting, shares of WAW common stock, to the extent traded, have traded on the NASD bulletin board and in the over-the-counter "pink sheets". Accordingly, as a result of such delisting, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, the Company's securities. Delisting of the Company's securities may also result in lower prices for the Company's securities than might otherwise prevail.

B. HOLDERS

    On April 29, 1999, as reported by the Company's transfer agent, shares of Common Stock were held by approximately 67 persons based on the number of record holders, including at least one who is a nominee for an undetermined number of beneficial owners.

C. DIVIDENDS

    To date, the Company has not paid any cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors. The Board's determination whether to pay dividends will depend upon the Company's earnings, if any, financial condition and capital requirements as well as other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

    Since the consummation of the TeleHub Transaction, the Company, through its wholly-owned subsidiary TeleHub, has been engaged in the business of providing call center teleservices, including both inbound and outbound teleservices. The Company has not generated any meaningful revenues since the consummation of the TeleHub Transaction, and anticipates recognizing a loss for the first quarter of fiscal 1999.

    The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, TeleHub currently anticipates forming a new Internet division which would be engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. There can be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

    The Company's long-term strategy is to provide comprehensive telecommunication-based solutions to facilitate its clients' marketing, sales and other business objectives. Through relationships with clients and strategic alliances, and its combination of proposed teleservices activities, the Company intends to provide its clients with a multi-service call center or "HUB" that will link clients with their ultimate customer and other organizations across various complementary industries. In addition, as part of this strategy, the Company will also seek to introduce its clients to the emerging "e-commerce" market and to thereby expand its business by providing various Internet services to its clients.

    The Company's proposed plan of operation and prospects will be largely dependent on the Company's ability to successfully establish and equip additional call centers on a timely and cost effective basis; hire and retain skilled technical, marketing and other personnel; successfully expand into the Internet market and attract and retain significant numbers of clients.

    The following discussion relates to the Company for the periods ended January 30, 1999 and accordingly does not give effect to or otherwise reflect the results of operations or activities of TeleHub, which became a wholly-owned subsidiary of the Company upon consummation of the TeleHub Transaction on February 4, 1999.

RESULTS OF OPERATIONS OF THE COMPANY

    The Company was organized in July 1993 and opened its first permanent store in August 1993. All of the Company's twelve stores had been in operation until May 22, 1997, the date of the 1997 Sale. Consummation of the 1997 Sale terminated the Company's specialty retail operations. The Company had no operating business for the period of May 23, 1997 through February 4, 1999, the date of the TeleHub Transaction. During this period the Company searched for acquisition candidates for a new business for the Company and incurred expenses relating to the search, presented below. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made.

    The fiscal year ended January 30, 1999 ("Fiscal 1998") and the fiscal year ended January 31, 1998 ("Fiscal 1997") included 52 weeks of operations. The quarterly period ended January 30, 1999 (the "Fourth Quarter of Fiscal 1998") and the quarterly period ended January 31, 1998 (the "Fourth Quarter of Fiscal 1997") included 13 weeks of operations.

    The Company did not operate any stores at January 30, 1999 or January 31, 1998 due to the 1997 Sale, but operated 12 stores for the period February 2, 1997 through May 22, 1997. The stores were operated under the Management Agreement for the period of March 10, 1997 through May 22, 1997.

        CONTINUING OPERATIONS

    General and administrative expenses ("G&A") decreased to approximately $41,000 in the Fourth Quarter of Fiscal 1998 and to approximately $112,000 for the 52 weeks of Fiscal 1998 from approximately $74,000 and $215,000 for the Fourth Quarter of Fiscal 1997 and the 52 weeks of Fiscal 1997, respectively. The primary components of G&A are miscellaneous corporate overhead expenses, including insurance, transfer agent and printing fees, professional fees, and wages (including fringe). The decreases in G&A for the Fourth Quarter of Fiscal 1998 and Fiscal 1998 as compared to the Fourth Quarter of Fiscal 1997 and Fiscal 1997 was for the most part, the result of continued reduction of expenses following the 1997 Sale.

        DISCONTINUED OPERATIONS

    The loss from discontinued operations was $0 in the Fourth Quarter of Fiscal 1998 and Fiscal 1998 as compared to $0 and $508,000 for the Fourth Quarter of Fiscal 1997 and Fiscal 1997, respectively. The primary components of discontinued operations include net sales, cost of sales, selling expenses, certain general and administrative expenses (expenses that ceased in conjunction with the 1997 Sale which had related support and operation of the Company's specialty retail business), loss on impairment, interest and other income, and interest expense.

    The Company did not experience any losses on the 1997 Sale and writedown to the net realizable value of certain accounts payable and capital lease obligations in Fiscal 1998 as compared to a loss of approximately $394,000 for Fiscal 1997.

    A net loss of approximately $112,000 was recorded for Fiscal 1998 as compared to a net loss of approximately $1,117,000 for Fiscal 1997. The decrease in net loss was primarily the result of the elimination of expenses related to discontinued operations and the reductions of expenses related to continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

      CURRENT

    Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market. See "Business of TeleHub".

    The Company has used and expects to continue to use its cash available from operations to finance its losses from operations. In February 1999, the Company consummated a private placement pursuant to which it issued 2,593,971 shares of Common Stock and received proceeds of $165,214. The proceeds were used primarily for working capital and continued expansion of the Company's operations, including the acquisition of 30 additional workstations and the hiring of additional employees. The Company is not presently generating enough cash flow to support its current corporate overhead expenses. If the Company's cash flow proves to be insufficient to fund operations, the cash available to the Company would not satisfy its contemplated cash requirements for exploring and developing future opportunities in the call center industry. In that event, the Company would be required to seek additional financing and/or revise its plans, including making significant reductions in operating costs.

    The Company is planning to seek additional financing from several sources, including private placements of debt and/or equity securities, in order to fund its business expansion plans, including funding acquisition opportunities which may arise, and to provide short term working capital. It cannot be anticipated that any of the officers, directors or stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

    HISTORICAL LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

    The Company had working capital of approximately $(67,000) and $45,000 at January 30, 1999 and January 31, 1998, respectively. In order to fund its capital and operating requirements, the Company had in the past been primarily dependent (i) on cash proceeds received from loans from certain members of the Board of Directors, from the Company's initial public offering in November 1994 (the "Offering") and, prior thereto, from sales of equity securities to David B. Cornstein, David F. Miller and Edward J. Munley, each of whom was a founder of the Company (collectively, the "Original Stockholders"), and (ii) on loans from others. The Company used cash proceeds from the 1997 Sale to repay debt, fund transactional expenses and pay ongoing general and administrative costs. The Company used the remainder of the net proceeds for general corporate purposes and to seek acquisition candidates.

        During Fiscal 1998, cash decreased by approximately $131,000 to approximately $0 at fiscal year end. The decrease in cash resulted primarily from the Company's use of cash for general corporate purposes, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $1,000 in indebtedness during the period. During Fiscal

1998, the Company did not generate any cash flow to support its current corporate overhead expenses, and used, to the extent available, any remaining cash to finance its losses from its remaining limited operations.

    During Fiscal 1997, cash decreased by approximately $1,163,000 to approximately $131,000 at fiscal year end. The overall decrease in cash resulted primarily from the Company's repayment of debt, its satisfaction of a majority of its liabilities following the receipt of the proceeds from the 1997 Sale, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $157,000 in indebtedness during the period.

    During Fiscal 1998, the Company did not maintain any lines of credit or cash borrowings to finance its capital requirements. The Company had maintained a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit expired in November 1997 as a result of the 1997 Sale.

    During Fiscal 1998, the Company did not maintain any inventories as a result of the Company's having discontinued its retail operations in the second quarter of Fiscal 1997.

    During Fiscal 1997, the Company's inventories decreased to $0 from approximately $1,207,000 at February 1, 1997. The decrease is primarily a result of the 1997 Sale transaction and the Company's discontinuing its retail operations in the second quarter of Fiscal 1997.

    During Fiscal 1998, the Company had no arrangements with respect to, or sources of, additional financing, and it was not anticipated that any of the officers, directors or stockholders would have provided any portion of the Company's financing requirements.

    FORWARD-LOOKING STATEMENTS

    Certain statements in the foregoing discussion of financial condition and the results of operations, or elsewhere in this document, represent "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1996. Such statements involve matters that are subject to risks and uncertainties, as a result of which actual future results or events may differ materially depending on a variety of factors.

    The Company's future operations are subject to various risk factors, including the following: the limited funds currently available to the Company may not be adequate for the Company to pursue its business objectives, and there is no assurance funds will be available from any source and, if not available, the Company will be required to limit its operations to those that can be financed from existing funds; TeleHub has a limited operating history and there can be no assurance that any of its future activities will be profitable; as a holding company, the Company's success will depend on the operations, financial condition and management of TeleHub and any other companies which the Company may acquire, and in the event the Company does not have the resources or is otherwise unable to diversify its operation into an number of areas, the Company may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with its operations; TeleHub may be unable to successfully complete acquisitions of assets or complementary companies which are necessary to expand its business, and may be unable to integrate into its operations any such businesses or assets acquired by it; TeleHub is a start-up company and, as such, may become subject to the problems, expenses, difficulties, complications and delays that are frequently encountered by a company establishing a new business; TeleHub may be unable to secure teleservices contracts with clients or generate revenues under any such contracts it does secure; TeleHub may be unable to successfully develop and utilize its acquired infrastructure and develop databases to perform teleservices for its clients and may be unable to successfully implement marketing and sales methods for its services or expand into new areas, including Internet and "e-commerce" related businesses; TeleHub may be unable to acquire and implement quality telecommunications and computer technology and end user database and software products necessary for its operations; TeleHub may be unable to respond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; TeleHub may be unable to adequately ensure that its operations will not be adversely impacted by the Year 2000 issue; TeleHub's inability to obtain adequate local or long distance telephone service, or any interruption in such service or rate increases relating thereto, could materially adversely affect TeleHub's business, results of operations and financial condition; TeleHub may not be able to procure, hire and train on a timely basis a sufficient labor force of qualified employees or independent contractors in connection with an increase, if any, in the volume of its teleservices business; TeleHub's failure to retain the service of its key employees or its failure to retain additional qualified management personnel to support its planned growth could have a material adverse effect on TeleHub; the teleservices industry is highly competitive and is characterized by low barriers to entry and rapid growth, and TeleHub may not be able to compete effectively against its current competitors or future competitors, many of whom may be substantially larger and better capitalized than TeleHub; and any changes to existing Canadian or U.S. federal, provincial or state laws or regulations governing TeleHub's business, or any additional laws or regulations, could limit TeleHub's current or future activities or could significantly increase TeleHub's cost of compliance.

UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. The Company recognizes the need to ensure that its operations will not be adversely impacted by software failures caused by the advent of the Year 2000. While the Company intends to obtain assurance from its program suppliers and independently assess acquired computer programs regarding Year 2000 Issue computer risks, the systems on which the Company relies may be adversely impacted by software failures caused by the advent of the Year 2000. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

            NAME                AGE                         POSITION
-----------------------------   ---     ------------------------------------------------
Stanley A. Young                 72     Chairman of the Board and Director
Bruce W. Young                   54     President, Chief Executive Officer, and Director
Patrick Thomas                   43     Chief Operating Officer, Secretary, and Director
John De Luca                     31     Vice President - Sales and Marketing and Director
David B. Cornstein               60     Director

        STANLEY A. YOUNG has been a director of TeleHub since its formation in May 1998 and has served as Chairman of the Board of the Company since the TeleHub Transaction. From January 1997 to May 1998, Mr. Young was Chairman of the Board of Directors of 3218341 Canada Inc., a privately-held Canadian company doing business as Socitete Nationale des Telecommunications de Quebec ("SNTQ"). SNTQ was declared bankrupt on June 11, 1998. Since March 1994, Mr. Young has served as Chairman and Chief Executive Officer of Young Management Group Inc., a company formed by him and of which he is the sole shareholder. Since November 1990, Mr. Young has served as a director of JetForm Corporation, a provider of electronics forms and workflow software solutions, and from January 1996 to 1997, Mr. Young served as a director of Andyne Computing Limited, a manufacturer of software products for information access and reporting software products.

       BRUCE W. YOUNG founded TeleHub in May 1998 and has been a director since inception. In connection with the TeleHub Transaction, Mr. Young was elected on February 4, 1999 to serve as President and Chief Executive Officer and a director of the Company. From 1995 to May 1998, Mr. Young served as President of Global Business Consultants, Inc., a manufacturing and telecommunications consulting firm formed by him and of which he is the sole shareholder. In addition, during this time, Mr. Young also served as acting Chief Operating Officer for NUKO Information Systems, Inc., a publicly-held video compression hardware company. From 1986 through 1995, Mr. Young served as Senior Vice President and General Manager of the Fiber Optics Division of Telco Systems, Inc., a publicly-held access multiplexer company, and from 1978 to 1986, served as plant manager of Computervision Inc., a publicly-held CADD/CAM software and hardware company.

      PATRICK THOMAS has been Chief Operating Officer and a director of TeleHub since its formation in May 1998 and has served as Chief Operating Officer and Secretary and as director of the Company since the TeleHub Transaction. From January 1997 to May 1998, Mr. Thomas was Chief Financial Officer of SNTQ. From February 1995 to March 1997, Mr. Thomas was Chief Financial Officer for Interselect

Societe Anonymous, in which capacity he negotiated contracts with the Haitian government for electricity for Haiti, including negotiating financing arrangements with U.S. aid agencies, Caribbean banks and Haitian government officials. From 1993 through 1995, he served as Chief Financial Officer of the Fort Thomas Group of Companies, a business which ran supervision of hotel financial activities, the preparation of reports for offshore investors, and the preparation of real estate investment programs St. Kitts. From 1987 to 1993, Mr. Thomas served as Chief Executive Officer of Metropolitan Financial Services Inc., a company specializing in tax advantaged investments, real estate and financial brokerage services.

      JOHN DE LUCA has been Vice-President of Sales and Marketing and a director of TeleHub since its formation in May 1998, and has served as Vice President - Sales and Marketing and as director of the Company since the TeleHub Transaction. From March 1997 to May 1998, Mr. De Luca was director of collections at HFC Household Finance Corporation in Montreal, Quebec. From July 1990 to March 1997, Mr. De Luca was director of operations at Axxsys Solutions Inc. in Montreal, Quebec. From 1996 to the present, Mr. De Luca has also participated in Dawson College's call center program in Montreal, Quebec.

      DAVID B. CORNSTEIN, a co-founder of the Company, has been a director of the Company since its inception and served as Chairman of the Board from September 1994 to February 4, 1999. Since February 1, 1999, Mr. Cornstein has served as Chairman Emeritus of the Board of Finlay Enterprises, Inc. and from May 1993 until his retirement from day-to-day involvement with Finlay Enterprises effective January 1, 1999, served as its Chairman of the Board. Mr. Cornstein has also served as a director of Finlay Enterprises and its wholly-owned subsidiary, Finlay Fine Jewelry Corporation, since their inception in December 1988. Mr. Cornstein is a Principal of Pinnacle Advisors Limited, which has served as a consultant to Finlay Enterprises since February 1999. From December 1988 to January 1996, Mr. Cornstein served as President and Chief Executive Officer of Finlay Enterprises, and from December 1985 to December 1988, he served as President, Chief Executive Officer and a director of a predecessor of Finlay Enterprises. Finlay Enterprises, through its subsidiary Finlay Fine Jewelry Corporation, operates over 1,100 leased fine jewelry departments in major department stores throughout the United States and in France, England and Germany.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

B. COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities an Exchange Commission and to furnish the Company with copies of such reports. Based solely on its review of the copies of such forms furnished to the Company by such reporting persons and on the written representations from such reporting persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended January 30, 1999 all of the reporting persons complied with their section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the annual compensation paid to David F. Miller, the Company's former president for services rendered during the last three fiscal years. No other executive officer of the Company or TeleHub earned an annual salary and bonus that exceeded $100,000 during fiscal 1998.

                                                                     LONG-TERM COMPENSATION
                                                                -------------------------------
                                       ANNUAL COMPENSATION             AWARDS          PAYOUTS
                                   ---------------------------- --------------------- ---------
                                                        OTHER
                                                        ANNUAL  RESTRICTED                      ALL OTHER
                                                        COMPEN-   STOCK                  LTIP    COMPEN-
                                                        SATION   AWARD(S)   OPTIONS/    PAYOUTS  SATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS $     $        $       SARS (#)       $        $
---------------------------  ----  ----------  -------  ------- ---------- -----------  ------- ---------
David F. Miller (1),
   Former President          1998     -0-        -0-      -0-       -0-        -0-        -0-     -0-
                             1997     -0-        -0-      -0-       -0-        -0-        -0-     -0-
                             1996     -0-        -0-      -0-       -0-    100,000/-0-    -0-     -0-

(1) Mr. Miller resigned as President in September 1998. Mr. Miller was not compensated other than actual expenses incurred while serving as President.

COMPENSATION OF DIRECTORS

      The Company's non-management directors, together with Mr. Bruce Young, are entitled to receive $1,000 per meeting of the Board of Directors attended. In addition, each of such directors is also entitled to receive 20,000 shares of Common Stock. In addition, nonemployee directors are also entitled to receive options under the Company's 1994 Nonemployee Directors' Stock Option Plan. See "Executive Compensation--1994 Nonemployee Directors' Stock Option Plan."

OPTION/SAR GRANTS TABLE DURING FISCAL 1998

      The following table shows information concerning stock options granted during the year ended January 30, 1999 for the individual shown in the Summary Compensation Table.

                              NUMBER OF
                              SECURITIES          % OF TOTAL
                              UNDERLYING       OPTIONS GRANTED
                           OPTIONS GRANTED      TO EMPLOYEES IN    EXERCISE OR BASE
                                 (#)              FISCAL YEAR        PRICE ($/SH)       EXPIRATION DATE
                           ---------------     ----------------    ----------------     ---------------
David F. Miller,                 -0-                  N/A                N/A                  N/A
   Former President

OPTION/SAR EXERCISES DURING FISCAL 1998 AND YEAR-END OPTION VALUES

      No stock options were exercised by any of the Company's executive officers during the Fiscal year-ended January 30, 1999. The following table shows information concerning stock option values as of January 30, 1999 for the individual shown in the Summary Compensation Table.

                     NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                    UNEXERCISED OPTIONS AT JANUARY 30,  IN-THE-MONEY OPTIONS AT
                                 1999(#)                  JANUARY 30, 1999($)
     NAME               EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
------------------- ---------------------------------- -------------------------
David F. Miller (1)            100,000/-0-                      -0-/-0-

(1) Does not include additional warrants to purchase shares granted to Mr. Miller in consideration for Mr. Miller's having entered into a working capital commitment with the Company in August 1996

1994 STOCK OPTION PLAN

      In order to attract, retain and motivate employees (including officers), directors, consultants and other persons who perform substantial services for or on behalf of the Company, in November 1994, the Company adopted the 1994 Stock Option Plan (as amended in 1996, the "Stock Option Plan"), pursuant to which stock options covering an aggregate of 560,000 shares of the Company's Common Stock may be granted to such persons. Under the Stock Option Plan, "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees (including officers), and non-incentive stock options ("Non-incentive Options") may be granted to any such employee and to other persons (including directors) who perform substantial services for or on behalf of the Company. Incentive Options and Non-incentive Options are collectively referred to herein as "Options".

      The Stock Option Plan is administered by the Board of Directors or, at its discretion, by a committee appointed by the Board to perform such function (the "Committee"). The Board of Directors or the Committee is vested with complete authority to administer and interpret the Stock Option Plan, to determine the terms upon which Options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant Options. The Board of Directors or the Committee has the power to terminate or amend the Stock Option Plan from time to time in such respects as it deems advisable, except that no termination or amendment may materially adversely affect any outstanding Option without the consent of the grantee, and the approval of the Company's stockholders will be required in respect of any amendment which would (i) change the total number of shares subject to the Stock Option Plan or (ii) change the designation or class of employees or other persons eligible to receive Incentive Options or Non-incentive Options.

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

ADDITIONAL OPTIONS

     In February 1999, the Company granted to Mr. Patrick Thomas, Chief Operating Officer and a director of the Company, and Mr. John DeLuca, a Vice President and director of the Company, options to acquire an aggregate of 200,000 shares of Common Stock and 350,000 shares of Common Stock, respectively. Such options are exercisable at a price of $.06 per share, and are subject to time-based and performance-based vesting criteria.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 30, 1999, the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and each executive officer of the Company listed in the Summary Compensation Table, and (iii) all of the Company's current officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF
           OWNER (1)               BENEFICIAL OWNERSHIP (2)     PERCENT OF CLASS
------------------------------     ------------------------     ----------------
Stanley A. Young                        3,864,475(3)                 21.6%
Bruce W. Young                          2,166,575(4)                 12.1%
David B. Cornstein                      1,332,082(5)                  7.3%
Patrick Thomas                            205,054(6)                  1.2%
John De Luca                                  -0-(7)                     *
Carol and David Smith                   2,647,150(8)                 14.8%
Marc Cornstein                          1,099,065(9)                  6.2%
All officers and directors as           7,568,186(3)-(7)             41.8%
a group (6 persons)

* Less than one percent

(1) Unless otherwise stated, the address of each person listed is c/o TeleHubLink Corporation, 24 New England Executive Park, Burlington, Massachusetts 01803.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Form 10-KSB upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Form 10-KSB have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Includes (i) 165,841 shares owned directly by Mr. Stanley Young, (ii) 1,636,241 shares owned by Young Management Group, Inc., a corporation wholly owned by Mr. Young and of which he is the sole director and officer, (iii) 1,491,588 shares owned by The Young Technology Fund, a general partnership of which Mr. Young is the general partner, (iv) 268,133 shares owned by Mr. Young's wife, and (v) 177,067 shares owned by The SAY Family Limited Partnership, a limited partnership of which Mr. Young is the general partner. Mr. Young disclaims ownership of all shares owned by his wife. Stanley Young is not related to Bruce Young.

(4) Includes (i) 1,891,809 shares owned by Mr. Bruce Young and (ii) 274,766 shares owned by Global Business Consultants Inc., a corporation which is wholly owned by Mr. Young and of which he serves as President. Bruce Young is not related to Stanley Young.

(5) Includes (i) 56,000 shares issuable upon exercise of options granted to Mr. Cornstein under the Company's 1994 Nonemployee Directors' Stock Option Plan and (ii) 225,000 shares issuable upon exercise of warrants to purchase Common Stock held by Mr. Cornstein. The address for David Cornstein is c/o Finlay Enterprises, Inc., 529 Fifth Avenue, New York, New York 10017.

(6) Does not include 200,000 shares issuable upon exercise of options granted to Mr. Thomas which are not exercisable within 60 days of the date hereof.

(7) Does not include 350,000 shares issuable upon exercise of options granted to Mr. De Luca which are not exercisable within 60 days of the date hereof.

(8) According to a Schedule 13G dated February 10, 1999 filed with the Commission by Carol Smith, Mrs. Smith owns 604,044 directly and an additional 1,099,066 shares as custodian for her minor children. In addition, David Smith, the husband of Carol Smith, acquired 942,040 shares from the Company in connection with the Company's February 1999 private placement of Common Stock. The address for Carol and David Smith is P.O. Box 2012, Santa Fe, New Mexico, 87504.

(9) According to a Schedule 13G dated February 11, 1999 filed with the Commission by Mr. Cornstein, all of such shares are owned directly by Mr. Cornstein. Marc Cornstein is the son of David Cornstein. The address for Marc Cornstein is 370 East 76th Street, New York, New York 10021.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In July 1993, David B. Cornstein, David F. Miller, the Company's former President and Secretary and a former director, and Edward J. Munley, a former director of the Company, each of whom is a founder of the Company, entered into a stockholders agreement in connection with the formation of the Company, pursuant to which, among other things, Messrs. Cornstein, Miller, and Munley purchased 600,000, 600,000 and 800,000 shares of Common Stock of the Company for a purchase price of $60,000, $60,000 and $80,000, respectively. On September 8, 1994, such individuals, in consideration of the mutual undertakings made by each of them, contributed an aggregate of 981,875 shares of Common Stock back to the Company. No other determined or contingent consideration (e.g. performance payments), current or future, has been or will be paid to any person or organization in respect of such contribution of shares of Common Stock.

      On August 28, 1996, Mr. Miller, Mr. Cornstein, and Hugh H. Jones, Jr., another former director of the Company, entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum. All amounts outstanding under this working capital commitment were repaid when due, together with accrued interest thereon, on January 3, 1997. Such loans had been secured by a first priority lien on substantially all the assets of the Company. As partial consideration for the working capital commitment, the Company granted to the lenders warrants to purchase an aggregate of 200,000 shares at an exercise price of $1.00, originally exercisable until August 31, 2001. In addition, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

        In May 1998, the Company announced that it had extended the exercise period of its publicly-held Redeemable Common Stock Purchase Warrants from May 17, 1998 to May 17, 2000. Following such action, the Board of Directors also approved the extension of the warrants issued to Mssrs. Cornstein,

Miller and Jones pursuant to the 1996 working capital commitment from August 31, 2001 to August 31, 2003.

        From time to time during the period from September 1997 to February 4, 1999 (the date of the TeleHub Transaction), Mr. Cornstein, who currently serves as a director or the Company and served as Chairman of the Board of the Company prior to the TeleHub Transaction, acquired an aggregate of 146,929 shares of TeleHub's common stock and Mr. Cornstein's son acquired an aggregate of 280,000 shares of TeleHub's common stock (as to which shares Mr. Cornstein disclaimed beneficial ownership). In connection with the TeleHub Transaction, pursuant to which each shareholder of TeleHub received 3.9252318 shares of the Company's Common Stock for each share of TeleHub common stock held, Mr. Cornstein received an aggregate of 576,530 shares of Common Stock and his son received an aggregate of 1,099,065 shares of Common Stock (as to which shares Mr. Cornstein disclaimed beneficial ownership).

    In April 1999, the Company established its central headquarters in a facility located at 24 New England Executive Park, Burlington, MA, which the Company shares with Young Management Group, Inc. ("YMG"), an affiliate of Stanley A. Young, the Chairman of the Company. YMG leases approximately 4,000 square feet of office space at such location and the Company expects to utilize, on a month to month basis, up to 1,500 square feet thereat, at a cost of approximately $1,500 per month.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

A. (1) The following financial statements of the Company and the reports thereon of Kirkland, Russ, Murphy, & Tapp dated April 2, 1999 are being filed as part of this Annual Report on Form 10-KSB.

        Independent auditors' reports.

        Balance Sheet as of January 30, 1999.

        Statements of Operations for the year ended February 1, 1997 and for the year ended January 30, 1999.

        Statements of Stockholders Equity for the year ended February 1, 1997 and for the year ended January 30, 1999.

        Statements of Cash Flows for the year ended February 1, 1997 and for the year ended January 30, 1999.

        Notes to Financial Statements

        The financial statements of TeleHub have been filed with the Securities and Exchange Commission as part of the Company's Current Report on Form 8-K filed with the Commission on February, 19, 1999, as amended by the Company's Current Report on Form 8-K/A as filed with the Commission on April 20, 1999, and are incorporated by reference herein.

        (2) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

EXHIBIT
 NUMBER                                   DESCRIPTION
-------      -----------------------------------------------------------------------------
3.1          Certificate of Incorporation of Registrant, as amended (incorporated by reference from Exhibit 1.1 of the Registrant's Registration Statement on Form
             SB-2 (Commission No.33-84774), as filed with the Securities and
             Exchange Commission (the"SB-2")).
3.2          By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the SB-2).
3.2.A        Restated By-Laws of Registrant (incorporated by reference to
             Exhibit 3.2A of the SB-2).
4.1          Form of Certificate for Common Stock (incorporated by reference to Exhibit
             4.1 of the SB-2).
4.2          Public Warrant Agreement between the Registrant, American Stock Transfer &
             Trust Company and Whale Securities Co., L.P. (incorporated by reference to
             Exhibit 4.2 of the SB-2).
4.3          Form of Public Warrant Certificate (incorporated by reference to Exhibit 4.3 of the SB-2).
4.4          Underwriter's Warrant Agreement (incorporated by reference to Exhibit 4.4 of the SB-2).
10.1         Share Purchase Agreement dated as of December 21, 1998, as amended as of January 11, 1999, between the Registrant, Tele Hub Link
             Corporation ("TeleHub"), and the shareholders of TeleHub.
             (incorporated by reference to Exhibit 10.1 to the Registrant's
             Registration Statement on Form S-4
             (Commission No.333-69435)).
10.2         Agreement among the Registrant, Edward J. Munley, David B. Cornstein, David
             Miller and the other parties thereto, dated as of July 21, 1993, together with amendments to said Agreement (incorporated by reference to Exhibit 10.1 of the SB-2).
10.3         Employment Agreement with Edward J. Munley dated as of November 8,
             1994 (incorporated by reference to Exhibit 10.3 of the SB-2).
10.4         1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 of the
             SB-2).
10.5         1994 Nonemployee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.12 of the SB-2).
10.6         Letter agreement dated October 3, 1994 by and among the Registrant, David B.
             Cornstein, David F. Miller and Edward J. Munley (incorporated by reference to
             Exhibit 10.17 of the SB-2).
10.7         Agreement dated as of September 8, 1994 by and among the Registrant, Edward
             J. Munley, David B. Cornstein and David F. Miller in respect of contribution of shares to the Registrant (incorporated by reference to Exhibit 10.19 of the SB-2).
10.8         Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr. and David F. Miller.
             (incorporated by reference to the Registrant's Form 10-Q for the Quarter ended August 3, 1996 as filed September 17, 1996  (the "Third Quarter 1996
             10-Q")).
10.9         Form of Warrant and Registration Agreement dated as of August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr. and David F. Miller.
             (incorporated by reference to the Third Quarter 1996 10-Q).
10.10        Asset Purchase Agreement dated as of March 7, 1997 between the Registrant and
             Natural Wonders, Inc. (incorporated by reference to the Registrant's Form
             10-KSB for the fiscal year ended February 1, 1997 as filed May 16,
             1997 (the "Fiscal 1996 10-KSB")).
10.11        Management Agreement dated March 7, 1997 between the Registrant and
             Natural Wonders, Inc. (incorporated by reference to the Fiscal 1996
             10-KSB).
10.12        Form of Non Competition Agreement dated March 7, 1997 by David B.
             Cornstein and David F. Miller (incorporated by reference to the
             Fiscal 1996 10-KSB).
10.13        General Security Agreement dated as of June ___, 1998 between
             TeleHub and AT&T Canada Long Distance Services Company.
             (incorporated by reference to the Registrant's Form S-4/A as filed
             January 13, 1999.)
10.14        Business Long Distance Special Flat Rate Service Agreement between
             TeleHub and AT&T Canada Long Distance Services Company.
             (incorporated by reference to the Registrant's Form S-4/A as filed
             January 13, 1999.)

11           Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).
22           Subsidiaries of the Registrant
27           Financial Data Schedule (For SEC Use Only)
99           Financial Statements of TeleHub, including Auditor's Report,
             Statement of Earnings and Deficit, Balance Sheet, Changes in
             Financial Position, Notes to the Financial Statements, and Pro
             Forma financial Information, including ProForma Combined Balance
             Sheet and Pro Forma Combined Statement of Operations. (incorporated by reference to the Registrant's Form 8-K as filed February 19,
             1999, as amended on the Form 8-K/A as filed April 20, 1999.)

B. On December 29, 1998, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to which the Company announced that the Company had entered into the Share Purchase Agreement with TeleHub and its shareholders.

        Subsequent to January 30, 1999, the Company filed with the Securities and Exchange Commission on February 19, 1999 a Current Report on Form 8-K and filed on April 20, 1999 a Current Report on Form 8-K/A, both regarding the consummation of the acquisition by the Company of all the issued and outstanding stock of TeleHub.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TeleHubLink Corporation.

By: /s/ BRUCE W. YOUNG                                  5/14/99
    ------------------------------                  ---------------
        Bruce W. Young                                    Date
        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE W. YOUNG                                                  5/14/99
----------------------------------------------------------     -----------------
Bruce W. Young, President Chief Executive Officer, and               Date
Director

/s/ STANLEY A. YOUNG                                                5/14/99
----------------------------------------------------------     -----------------
Stanley A. Young, Chairman of the Board and Director                 Date

/s/ PATRICK THOMAS                                                  5/14/99
----------------------------------------------------------     -----------------
Patrick Thomas, Chief Operating Officer, Secretary and               Date
Director

/s/ JOHN De LUCA                                                    5/14/99
----------------------------------------------------------     -----------------
John De Luca, Vice-President, Sales and Marketing and                Date
Director

/s/ DAVID B. CORNSTEIN                                              5/14/99
----------------------------------------------------------     -----------------
David B. Cornstein, Director                                         Date

                               WHAT A WORLD!, INC.

                              FINANCIAL STATEMENTS

                      JANUARY 30, 1999 AND JANUARY 31, 1998
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
What A World!, Inc.:

We have audited the accompanying balance sheet of What A World!, Inc. (a Delaware corporation) as of January 30, 1999 and January 31, 1998 and the related statements of operations and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of What A World!, Inc. as of January 30, 1999 and January 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses, the Board of Directors' unanimous approval of the sale of substantially all of the Company's operating assets, the speculative nature of the post-sale business and the uncertainty of the merged company's (subsequent to January 30, 1999) ability to produce sufficient operating funds (see Note 7), and the lack of liquidity and financing raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kirkland, Russ, Murphy & Tapp

April 2, 1999

                               WHAT A WORLD!, INC.

                                 BALANCE SHEETS

                      JANUARY 30, 1999 AND JANUARY 31, 1998

                                   ASSETS

                                                              JANUARY 30,    JANUARY 31,
                                                                  1999           1998
                                                              -----------    -----------
Current assets:
   Cash and cash equivalents                                  $       445        130,713
   Prepaid expenses                                                 5,891          6,873
                                                              -----------    -----------

           Total current assets                                     6,336        137,586

Equipment, net                                                      1,000          2,500
                                                              -----------    -----------

                                                              $     7,336        140,086
                                                              ===========    ===========

             LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                 4,643         30,000
   Accrued expenses                                                67,000         60,950
   Current maturities on capital lease
     obligations                                                    1,981          1,518
                                                              -----------    -----------

           Total current liabilities                               73,624         92,468

Capital lease obligations                                            --            1,849
                                                              -----------    -----------

           Total liabilities                                       73,624         94,317

Stockholders' equity (deficit):
   Common stock, $.01 par value; 50,000,000
      shares authorized, 2,118,125 shares
      issued and outstanding
      at January 30, 1999                                          21,181         21,181
   Additional paid-in capital                                   4,538,782      4,538,782
   Accumulated deficit                                         (4,626,251)    (4,514,194)
                                                              -----------    -----------

           Net stockholders' equity (deficit)                     (66,288)        45,769
                                                              -----------    -----------

                                                              $     7,336        140,086
                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.

                               WHAT A WORLD!, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

            FOR THE YEARS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998



                                                   JANUARY 30,    JANUARY 31,
                                                       1999           1998
                                                   -----------    -----------
Continuing operations:
   General and administrative expenses             $   112,057        214,904
                                                   -----------    -----------

   Loss from continuing operations                    (112,057)      (214,904)

Discontinued operations:
   Loss from discontinued operations                      --         (508,186)
   Loss on disposal of assets and adjustment
     to net realizable value of accounts
     payable and capital lease obligations                --         (393,741)
                                                   -----------    -----------

               Net loss                               (112,057)    (1,116,831)

Accumulated deficit, beginning of year              (4,514,194)    (3,397,363)
                                                   -----------    -----------

Accumulated deficit, end of year                   $(4,626,251)    (4,514,194)
                                                   ===========    ===========

Net loss from continuing operations per weighted
   average common and common equivalent
   share - basic and diluted                       $      (.05)          (.10)
Net loss from discontinued operations per
   weighted average common and common
   equivalent share - basic and diluted                   --             (.24)
Net loss on disposal of assets and adjustment
   to net realizable value of accounts payable
   and capital lease obligations per weighted
   average common and common equivalent share -
   basic and diluted                                      --             (.19)
                                                   -----------    -----------
Net loss per weighted average common and
   common equivalent share - basic and diluted     $      (.05)          (.53)
                                                   ===========    ===========

Weighted average common and common equivalent
  shares outstanding - basic and diluted           $ 2,118,125      2,118,125
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                               WHAT A WORLD!, INC.

                            STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED JANUARY 30, 1999 AND JANUARY 31, 1998

                                                       JANUARY 30,   JANUARY 31,
                                                          1999          1998
                                                       -----------   -----------
Cash flows from operating activities:
   Net loss                                            $ (112,057)   (1,116,831)
   Adjustments to reconcile net loss to net cash and
     cash equivalents:
       Depreciation and amortization                        1,500       118,000
   Loss on write down to net realizable value of
         accounts payable and capital lease
         obligations                                         --         393,741
   Changes in operating assets and liabilities:
       Decrease in inventories                               --         198,015
       Decrease in prepaid expenses and other
         current assets                                       982        41,178
       Decrease in other assets                              --          14,812
       Decrease in accounts payable                       (25,357)   (1,076,938)
       (Decrease) increase in accrued expenses              6,050      (196,829)
                                                       ----------    ----------
               Net cash used in operating
                 activities                              (128,882)   (1,624,852)

Cash flows from investing activities:
   Proceeds from Sale Agreement                              --         517,795
   Redemption of certificate of deposit                      --         100,000
                                                       ----------    ----------
               Net cash provided by investing
                 activities                                  --         617,795

Cash flows from financing activities:
   Payments made on capital lease obligations              (1,386)     (156,419)
                                                       ----------    ----------

               Net cash used in financing activities       (1,386)     (156,419)
                                                       ----------    ----------
               Net decrease in cash and cash
                 equivalents                             (130,268)   (1,163,476)

Cash and cash equivalents, beginning of year              130,713     1,294,189
                                                       ----------    ----------

Cash and cash equivalents, end of year                 $      445       130,713
                                                       ==========    ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest              $      359        10,186
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      JANUARY 30, 1999 AND JANUARY 31, 1998

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

Total revenues related to discontinued operations for the years reported on in the statements of operations and accumulated deficit were $-0- and $1,640,151 for the years ended January 30, 1999 and January 31, 1998, respectively.

(c) FISCAL YEAR

The years ended January 30, 1999 and January 31, 1998 were 52-week years.

(d) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and investments with original maturities of less than three months.

                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

(e) EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The asset acquired under the capital lease obligation is amortized over the lesser of the useful life of the asset or the lease term. Maintenance and repairs of equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is charged or credited to operations.

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

(2) EQUIPMENT

Equipment consisted of the following as of January 30, 1999 and January 31, 1998:

                                     JANUARY 30,     JANUARY 31,      ESTIMATED
                                         1999            1998        USEFUL LIFE
                                     -----------     -----------     -----------

Equipment                              $ 7 ,500         7,500          5 years
                                       --------        ------

Less - accumulated depreciation          (6,500)       (5,000)
                                       --------        ------

                                       $  1,000         2,500
                                       ========        ======

                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

(3) COMMITMENTS AND CONTINGENCIES

Prior to the Sale on May 22, 1997, the Company leased retail store space and office space under operating leases set up to expire in various years through 2005. These leases included fixed rent payments that escalated over the term of the lease and contingent rent payments based on gross sales exceeding certain thresholds. There were no contingent rent payments for the years ended January 30, 1999 and January 31, 1998.

As a result of the Sale Agreement, the Company agreed to assign their existing operating leases to the Buyer. The Company received landlord consent for all of the lease assignments except one, as to which landlord consent for the assignment was not required; however, certain requirements for lease assignment were set up by the landlord in the lease contract. The Company, as well as the Buyer, believes that the Buyer has satisfactorily complied with the landlord's requirements for assigning this lease obligation. The Company may still be held liable under these lease obligations should the Buyer default on the assigned leases.

Approximate minimum future rental payments under these noncancelable operating leases (exclusive of common area maintenance charges) as of January 30, 1999 were as follows:

                                                     ASSIGNED
           FISCAL YEAR                                LEASES
           -----------                             ----------
              2000                                    873,353
              2001                                    910,851
              2002                                    933,620
              2003                                    915,122
              2004                                    721,785
           Thereafter                                 459,002
                                                   ----------
                                                   $4,813,733
                                                   ==========

                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

(3) COMMITMENTS AND CONTINGENCIES - CONTINUED

Total rent expense, including common area maintenance charges under the Company's operating leases, was approximately $-0- and $194,000 during the years ended January 30, 1999 and January 31, 1998, respectively.

Through May 22, 1997, the Company maintained a $100,000 letter-of-credit to serve as collateral for primarily all of the Company's capital lease obligations. The letter-of-credit was set up to expire in November 1997, however, as a result of the Sale the Company's letter-of-credit was no longer applicable, therefore it was canceled.

Future minimum lease payments under capital lease obligations, together with the present value of the future minimum lease payments, were as follows as of January 30, 1999:

           FISCAL YEAR
           -----------
           1999 minimum lease obligation                 $ 2,172
                                                         -------

           Less interest                                    (191)
                                                         -------

           Present value of capital lease obligations    $ 1,981
                                                         =======

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

(4) INCOME TAXES

As of January 30, 1999, the Company had net deferred income tax assets of approximately $865,000 which was fully offset by a valuation allowance. The vast majority of net deferred income tax asset (before allocation of the valuation allowance) consisted of net operating loss (NOL) carryforwards as of January 30, 1999.

As of January 30, 1999, the Company had federal NOL carryforwards of approximately $2,295,000. Approximately $90,000 of the NOL was associated with the period January 1, 1995 through January 28, 1995, and can be carried forward ratably over the next three fiscal years. Approximately $2,205,000 of the NOL relates to the Company's C corporation periods and can be carried forward through periods ranging from 2009 to 2014. The benefit of the NOL carryforwards most likely will not be realized due to the Company's discontinued operations from the specialty retail business and subsequent change to an acquisition company after the closing of the sale transaction.

                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

(5) WARRANTS

As of January 30, 1999, the following warrants were outstanding:

                                            AGGREGATE
                       TITLE OF ISSUANCE    AMOUNT OF
                         OF SECURITY       SECURITIES
                        CALLED FOR BY     CALLED FOR BY      TERMS OF    EXERCISE   REDEMPTION
         TITLE             WARRANTS          WARRANTS        WARRANTS      PRICE      PRICE
---------------------- -----------------  -------------      --------    --------   ----------
Redeemable warrants         Common                           5/17/95-
                            Stock            1,150,000       5/17/00      $ 5.00      $ 0.10

Underwriters' warrants      Common                           11/17/95-
                            Stock              100,000       11/17/99       7.25           -

Underwriters' warrants    Redeemable                         11/17/95-
                           Warrants            100,000       11/17/99       .145           -

Directors' warrants         Common                           8/31/96-
                            Stock              200,000       8/31/03        1.00           -
                                             ---------

Warrants outstanding                         1,550,000
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

(6) STOCK OPTION PLANS

1994 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

In November 1994, the Board adopted the 1994 Non-Employee Directors' Stock Option Plan (the Directors' Plan), which became effective upon the date of the Company's initial public offering (Offering), reserving 40,000 unregistered shares of common stock for issuance under the Directors' Plan. Options under Directors' Plan vest ratable over three years and may be exercised for ten years from the grant date. The exercise price per share of each stock option will be equal to the fair market value of the stock on the date of grant. No options were granted during the year ended January 30, 1999 and January 31, 1998.

1994 STOCK OPTION PLAN

In November 1994, the Board adopted the 1994 Stock Option Plan (Stock Option
Plan) which became effective upon the effective date of the Offering. The Stock Option Plan, as amemded, reserves 560,000 unregistered shares of common stock for issuance under the Stock Option Plan as incentive or non-incentive stock options. Options under the Stock Option Plan vest ratable between one and five years as stated and may be exercised for ten years from the grant date. The exercise price per share of each stock option will be an amount not less than the par value of such shares and, in the case of incentive options, not less than the fair market value of such shares on the date of the grant. No options were granted during the year ended January 30, 1999 and January 31, 1998.

AGGREGATE STOCK OPTION ACTIVITY

The following table summarizes information about the aggregate stock option activity for the years ended January 30, 1999 and January 31, 1998:

                                      JANUARY 30, 1999             JANUARY 31, 1998
                                 -------------------------     -------------------------
                                                 WEIGHTED-                     WEIGHTED-
                                                 AVERAGE                       AVERAGE
                                   NUMBER        EXERCISE        NUMBER        EXERCISE
                                 OF SHARES        PRICE        OF SHARES        PRICE
                                 ---------       ---------     ---------       ---------
Outstanding, beginning of year    540,000         $ 2.24        540,000          2.24
    Granted                             -              -              -             -
    Exercised                           -              -              -             -
    Forfeited                           -              -              -             -
                                  -------         ------       --------          ----

Outstanding, end of year          540,000         $ 2.24        540,000          2.24
                                  =======         ======        =======          ====

Options vested, end of year       420,000         $ 2.45        356,667          2.61
                                  =======         ======        =======          ====

                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

(6) STOCK OPTION PLANS - CONTINUED

The following table summarizes information about stock options at January 30, 1999:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      -----------------------------------------    -------------------------
                                                    WEIGHTED-
                                    WEIGHTED-        AVERAGE                       WEIGHTED-
                                     AVERAGE        REMAINING                      AVERAGE
                         NUMBER     EXERCISE       CONTRACTUAL       NUMBER        EXERCISE
EXERCISE PRICE        OUTSTANDING     PRICE        LIFE (YEARS)    EXERCISABLE      PRICE
--------------        -----------   ---------      ------------    -----------     ---------
    $1.00                70,000      $ 1.00              7            42,000       $ 1.00
     1.50               110,000        1.50              7           110,000         1.50
     1.68               230,000        1.68              7           138,000         1.68
     4.25                80,000        4.25              5            80,000         4.25
     5.00                50,000        5.00              5            50,000         5.00
                        -------      ------           ----           -------       ------

                        540,000      $ 2.24           6.52           420,000       $ 2.45
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

No options were granted during the fiscal years ended January 30, 1999 and January 31, 1998.

                                                                     (continued)

                               WHAT A WORLD!, INC.

                          NOTES TO FINANCIAL STATEMENTS

(7) SUBSEQUENT EVENTS

On February 4, 1999, What A World!, Inc. acquired all of the outstanding common stock of Tele Hub Link Corporation (TeleHub). For accounting purposes, the acquisition has been treated as an acquisition of What A World!, Inc. by TeleHub and as a recapitalization of TeleHub. Pursuant to the February 4, 1999 transaction, What A Word!, Inc. acquired from the TeleHub shareholders all of the outstanding capital stock of TeleHub, and the Company issued to the TeleHub shareholders shares of the Company's common stock at a rate of 3.9252318 shares for each share of common stock of TeleHub and, as a result, TeleHub became a wholly-owned subsidiary of the Company. The Company's Certificate of Incorporation was also amended on February 4, 1999 to increase to 50,000,000 the number of shares of the Company's common stock authorized for issuance by the Company, and the name of the Company was changed to TeleHubLink Corporation.

Historical financial information and pro forma of TeleHub information is not presented, since the combination is not a business combination; it is a recapitalization.