Form 10QSB
period 1999-05-01
TELEHUBLINK CORP
filed 1999-06-21
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   May 1, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________________________to__________________________


Commission File Number: 0-25002

                             TELEHUBLINK CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



           DELAWARE                                 59-3200879
-------------------------------          -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


              24 NEW ENGLAND EXECUTIVE PARK
                       BURLINGTON, MA                      01803
         --------------------------------------          ---------
        (Address of Principal Executive Offices)         (Zip Code)

                    Issuer's Telephone Number: (800) 342-1931


                                       N/A
      ---------------------------------------------------------------------
     (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 21, 1999, there were 17,873,442 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                             TELEHUBLINK CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.  Financial Statements (Unaudited):

 Condensed Balance Sheets - January 30, 1999 and May 1, 1999 ..............  3

 Condensed Statements of Operations for the Thirteen Weeks Ended
  May 2, 1998 and May 1, 1999 ............................................   4

 Condensed Statements of Cash Flows for the Thirteen Weeks Ended
 May 2, 1998 and May 1, 1999 .............................................   5

 Notes to Condensed Financial Statements .................................   6


Item 2.  Management's Discussion and Analysis or Plan of Operation .......   8


PART II.  OTHER INFORMATION
---------------------------

Item 2.   Change in Securities and Use of Proceeds ......................   12


Item 4.   Submission of Matters to a Vote of Security Holders ...........   12


Item 6.   Exhibits and Reports on Form 8-K ..............................   12


SIGNATURES ..............................................................   13

                             TELEHUBLINK CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                    JANUARY 30,       MAY 1,
                                  ASSETS                               1999           1999
                                                                    -----------    ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash                                                           $       445     $     2,762
     Accounts Receivable                                                    -0-         196,372
     Other Receivables                                                      -0-          29,319
     Prepaid expenses and other current assets                            5,891           7,775
                                                                    -----------     -----------
                      Total current assets                                6,336         236,228

PROPERTY AND EQUIPMENT, net                                               1,000         234,980

OTHER ASSETS                                                                 -0-         98,807
                                                                    -----------     -----------
                      Total assets                                  $     7,336     $   570,015
                                                                    ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $     4,643     $   136,805
     Accrued expenses                                                    67,000         146,962
     Current maturities of capital lease obligations                      1,981          42,256
                                                                    -----------     -----------
                      Total current liabilities                          73,624         326,023

CAPITAL LEASE OBLIGATIONS                                                    -0-        168,090

STOCKHOLDERS' EQUITY:
     Common stock                                                        21,181         178,734
     Additional paid-in capital                                       4,538,782         174,638
     Accumulated deficit                                             (4,626,251)       (277,470)
                                                                    -----------     -----------
                      Total stockholders' equity                        (66,288)         75,902
                                                                    -----------     -----------
                      Total liabilities and stockholders' equity    $     7,336     $   570,015
                                                                    ===========     ===========


      The accompanying notes are an integral part of these balance sheets.


                             TELEHUBLINK CORPORATION

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      13 WEEKS ENDED
                                                                MAY 2, 1998     MAY 1, 1999
                                                               ------------     ------------
Sales                                                                   -0-     $    337,165

Cost of Sales                                                           -0-          202,149
                                                               ------------     ------------

Gross Profit                                                            -0-          118,683

                                                               ------------     ------------
Selling, General and Administrative Expenses                   $     17,385     $    165,955
                                                               ------------     ------------

Loss from Operations                                                (17,385)         (47,272)

Interest and Other Income                                             1,115           14,386

Interest Expense                                                        110            1,399
                                                               ------------     ------------
                                                                      1,005           12,987
                                                               ------------     ------------

NET LOSS                                                       $    (16,380)    $    (34,285)
                                                               ============     ============

Net loss per weighted average common and common equivalent
     share - basic and diluted                                 $       (.01)    $         --
                                                               ============     ============

Weighted average common and common equivalent shares
     outstanding                                                  2,118,125       17,873,442

        The accompanying notes are an integral part of these statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               13 WEEKS ENDED
                                                                          MAY 2, 1998   MAY 1, 1999
                                                                          -----------   -----------
OPERATING ACTIVITIES:
     Net loss                                                              $ (16,380)    $ (34,285)
     Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
              Depreciation and amortization                                      375        15,681
              Gain on disposal of assets                                         -0-       (14,327)
              Changes in operating assets and liabilities-
                  Increase in accounts receivable                                -0-       (78,451)
                  Increase in other receivables                                  -0-       (29,319)
                  Increase in prepaid expenses and other current assets         (527)       (1,884)
                  Increase in other assets                                       -0-       (84,781)
                  (Decrease) Increase in accounts payable and accrued
                  expenses                                                   (39,500)      140,417
                                                                           ---------     ---------
                    Net cash and cash equivalents (used in)
                          operating activities                               (56,032)      (90,427)

INVESTING ACTIVITIES:
     Purchase of Equipment                                                       -0-       (61,856)
     Proceeds from Sale of Equipment                                             -0-        20,333
                                                                           ---------     ---------
                    Net cash provided by investing activities                    -0-       (41,523)


FINANCING ACTIVITIES:
     Proceeds from stock issuance, net of expenses                               -0-       138,361
     Payments made on capital lease obligations                                 (366)       (4,094)
                                                                           ---------     ---------
                    Net cash provided by financing activities                   (366)      134,267
                                                                           ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (56,398)        2,317

CASH AND CASH EQUIVALENTS, beginning of period                               130,713           445
                                                                           ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                                   $  74,315     $   2,762
                                                                           =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                          $     110     $   1,399

        The accompanying notes are an integral part of these statements.

                             TELEHUBLINK CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                   MAY 1, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements of TeleHubLink Corporation (formerly known as What A World!, Inc.) (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended January 30, 1999, which are included in the Company's Annual Report on Form 10-KSB filed on May 14, 1999.

ACQUISITION AND RECAPITALIZATION

On February 4, 1999, the Company acquired all of the outstanding common stock of Tele Hub Link Corporation ("TeleHub"), a privately held company organized under the laws of the Province of Ontario, Canada. For accounting purposes, the acquisition has been treated as an acquisition of the Company by TeleHub and as a recapitalization of TeleHub. As a result of the recapitalization, the financial results of the Company will be primarily those of TeleHub. Pursuant to the February 4, 1999 transaction, the Company acquired from the TeleHub shareholders all of the outstanding capital stock of TeleHub and the Company issued to the TeleHub shareholders shares of the Company's common stock at a rate of 3.9252318 shares for each share of common stock of TeleHub. As a result, TeleHub became a wholly-owned subsidiary of the Company. The Company's Certificate of Incorporation was also amended on February 4, 1999 to increase to 50,000,000 the number of shares of the Company's common stock authorized for issuance by the Company. In addition, the name of the Company was changed from What A World!, Inc. to TeleHubLink Corporation.

FOREIGN CURRENCY TRANSACTIONS

Foreign currency transactions are converted into US Dollars using the rate of exchange in effect at the balance sheet date for monetary items in assets and liabilities. For non-monetary items in assets and liabilities, the initial exchange rate is used. Income statement items are converted at the average rate in effect during the transaction month. Gains and losses on currency exchange are reported on the statement of operations.

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

2.   STOCK OFFERING:

In February 1999 the Company consummated a financing arrangement pursuant to which it issued 2,593,979 shares of Common Stock for an aggregate of $165,214. Proceeds of the financing were used to fund working capital requirements of the Company and for general corporate purposes. The Company relied upon the exception provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance and sale of such shares.

3.   STOCK OPTION PLANS:

In November 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "Stock Option Plan"). Following approval by the Board of Directors and Stockholders of the Company, effective May 21, 1996, the Stock Option Plan was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment resulted in a total of 560,000 shares of common stock available for grant under the Stock Option Plan. No options were granted under the Stock Option Plan during the three-month period ended May 1, 1999. As of May 1, 1999, 520,000 options were outstanding under the Stock Option Plan.

In November 1994, the Board of Directors also approved the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which 40,000 shares are reserved for issuance in connection with options granted or available for grant to the Company's non-employee directors. No options were granted under the Directors' Plan during the three-month period ended May 1, 1999. As of May 1, 1999, 20,000 options were outstanding under the Directors' Plan.

4.   ADDITIONAL OPTIONS:

In February 1999, the Company granted to Mr. Patrick Thomas, Chief Operating Officer and a director of the Company, time-based options to acquire an aggregate of 150,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of Common Stock, and granted to Mr. John DeLuca, a Vice President and director of the Company, time-based options to acquire an aggregate of 250,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of Common Stock. All of such options are exercisable at a price of $.06 per share. The time-based options vest in equal installments on each of the first three anniversaries of the date of grant and the performance-based options are subject to vesting based on the Company's having met certain performance criteria.

5.   SUBSEQUENT EVENTS:

On May 13, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of wirelessEncryption.com, a privately-held company which is currently in the process of developing advanced ultra-secure signal processing technology for wireless and Internet communications as well as other data transmissions, and on May 20, 1999, the Company entered into a letter of intent to acquire Web Traffic Inc., a privately held company that provides Internet e-commerce opportunities to small and medium sized businesses. There can be no assurance that either such acquisition will be completed or, if completed, that either acquisition would generate meaningful revenues or profits for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     TeleHubLink Corporation (formerly known as What A World!, Inc.)(the "Company") was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. In May 1997, the Company sold substantially all of its assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities (the " 1997 Sale"). The completion of the 1997 Sale terminated the Company's specialty retail operations. For the period May 1997 through February 3, 1999, the Company had no operating business and sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination. On February 4, 1999, the Company acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub"), a privately-held company organized under the laws of the Province of Ontario, Canada, that is engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated as of December 21, 1998 (as amended, the "Share Purchase Agreement") between the Company, TeleHub and the shareholders of TeleHub (the "TeleHub Shareholders"), the Company acquired from the TeleHub Shareholders all of the issued and outstanding capital stock of TeleHub in exchange for an aggregate of 13,011,339 shares (the "Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company (or 3.9252318 shares of the Company's Common Stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly-owned subsidiary of the Company (the "TeleHub Transaction"). In addition, in connection with the TeleHub Transaction, the Company amended its Certificate of Incorporation in order to change its name from What A World!, Inc. to TeleHubLink Corporation. As a result of the 1997 Sale and the TeleHub Transaction, the Company currently operates as a holding company, the principal asset of which is its 100% ownership interest in TeleHub. Accordingly, the business of the Company is currently conducted primarily through TeleHub.

PLAN OF OPERATION

Since the consummation of the TeleHub Transaction, the Company, through its wholly-owned subsidiary TeleHub, has been engaged in the business of providing call center teleservices, including both inbound and outbound teleservices. The Company has not generated any meaningful revenues since the consummation of the TeleHub Transaction, and although the Company currently anticipates that in the second quarter of fiscal 1999 it may recognize limited profits for the first time since the 1997 Sale, there can be no assurance of such or that such profit, if any, would be significant.

     The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, TeleHub has formed a new Internet division which is engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. On May 13, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of wirelessEncryption.com, a privately-held company which is currently in the process of developing advanced ultra-secure signal processing technology for wireless and Internet communications as well as other data transmissions, and on May 20, 1999, the Company entered into a letter of intent to acquire Web Traffic Inc., a privately held company that provides Internet e-commerce opportunities to small and medium sized businesses. There can be no assurance that either such acquisition will be completed or, if completed, that either acquisition would generate meaningful revenues or profits for the Company. In addition, in the event the Company completes either or both of such acquisitions, the Company will be required to obtain additional financing in order to fund the development and operational costs of the companies so acquired. There can also be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

     The Company's long-term strategy is to provide comprehensive telecommunication-based solutions to facilitate its clients' marketing, sales and other business objectives. Through relationships with clients and strategic alliances, and its combination of proposed teleservices activities, the Company intends to provide its clients with a multi-service call center or "HUB" that will link clients with their ultimate customers and other organizations across various complementary industries. In addition, as part of this strategy, the Company will also seek to introduce its clients to the emerging "e-commerce" market and to thereby expand its business by providing various Internet services to its clients.

     The Company's proposed plan of operation and prospects will be largely dependent on the Company's ability to successfully establish and equip additional call centers on a timely and cost effective basis; hire and retain skilled technical, marketing and other personnel; successfully expand into the Internet market and attract and retain significant numbers of clients.

     The following discussion relates to the Company for the period ended May 1, 1999 and accordingly reflects the results of operations or activities of TeleHub, which became a wholly-owned subsidiary of the Company upon consummation of the TeleHub Transaction on February 4, 1999.

RESULTS OF OPERATIONS

     As described above, consummation of the 1997 Sale in May 1997 terminated the Company's specialty retail operations. The Company had no operating business for the period from May 23, 1997 through February 4, 1999, the date of the TeleHub Transaction. During this period the Company searched for acquisition candidates for a new business for the Company and incurred expenses relating to the search, including expenses related to the TeleHub Transaction.

THIRTEEN WEEKS ENDED MAY 1, 1999 AS COMPARED TO THE THIRTEEN WEEKS ENDED MAY 2, 1998

     Net sales for the 13 weeks ended May 1, 1999 (the "First Quarter of Fiscal
1999) increased by approximately $320,800 over net sales for the comparable 13 weeks ended May 2, 1998 (the "First Quarter of Fiscal 1998"). The increase is the result of the acquisition of TeleHub's business in the TeleHub Transaction.

     Gross profit for the First Quarter of Fiscal 1999 was approximately $118,700 or 37.0% of sales, as compared with $0 for the First Quarter of Fiscal 1998. The increase is the result of the acquisition of TeleHub in the TeleHub Transaction.

     Selling, general and administrative expenses ("SG&A") increased to approximately $280,600 in the First Quarter of Fiscal 1999 from approximately $17,400 for the First Quarter of Fiscal 1998. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, depreciation, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance, administrative salaries (including fringe benefits), transfer agent fees and printing fees). In the First Quarter of Fiscal 1999, corporate overhead expenses accounted for approximately $60,000 or 36% of the total SG&A expenses. The increases in SG&A for the First Quarter of Fiscal 1999 as compared to the First Quarter of Fiscal 1998 were primarily the result of the Company's having acquired an operating business as a result of the TeleHub Transaction.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $(89,800) and $(67,300) at May 1, 1999 and January 30, 1999, respectively. Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market.

     The Company has used and expects to continue to use its cash available from operations to finance its losses from operations. In February 1999, the Company consummated a private placement pursuant to which it issued 2,593,979 shares of Common Stock and received proceeds of $165,214. The proceeds were used primarily for working capital and continued expansion of the Company's operations, including the acquisition of 30 additional workstations and the hiring of additional employees. The Company is not presently generating enough cash flow to support its current corporate overhead expenses, and is currently seeking additional financing to fund such expenses, although there can be no assurance that such financing will be obtained. If the Company's cash flow proves to be insufficient to fund operations and the Company is not able to obtain additional financing, the cash available to the Company would not satisfy its contemplated cash requirements for exploring and developing future opportunities in the call center industry. In that event, the Company would be required to revise its plans, including making significant reductions in operating costs.

     As described above, the Company is currently seeking additional financing, and the Company anticipates that it will continue to seek additional financing from several sources, including private placements of debt and/or equity securities, in order to fund its business expansion plans, including funding acquisition opportunities which may arise, and to provide short term working capital. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

         During the First Quarter of Fiscal 1999, cash increased by approximately $2,300 to approximately $2,800. The increase in cash resulted primarily from cash flow generated from TeleHub's operations. The Company repaid approximately $4,100 in indebtedness during the period.

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

     During the First Quarter of Fiscal 1999, the Company did not maintain any lines of credit or cash borrowings to finance its capital requirements.

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

     The Company's future operations are subject to various risk factors, including the following: the limited funds currently available to the Company may not be adequate for the Company to pursue its business objectives, and there is no assurance funds will be available from any source and, if not available, the Company will be required to limit its operations to those that can be financed from existing funds; TeleHub has a limited operating history and there can be no assurance that any of its future activities will be profitable; as a holding company, the Company's success will depend on the operations, financial condition and management of TeleHub and any other companies which the Company may acquire, and in the event the Company does not have the resources or is otherwise unable to diversify its operation into a number of areas, the Company may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with its operations; TeleHub may be unable to successfully complete acquisitions of assets or complementary companies which are necessary to expand its business, and may be unable to integrate into its operations any such businesses or assets acquired by it; TeleHub is a start-up company and, as such, may become subject to the problems, expenses, difficulties, complications and delays that are frequently encountered by a company establishing a new business;

TeleHub may be unable to secure teleservices contracts with clients or generate revenues under any such contracts it does secure; TeleHub may be unable to successfully develop and utilize its acquired infrastructure and develop databases to perform teleservices for its clients and may be unable to successfully implement marketing and sales methods for its services or expand into new areas, including Internet and "e-commerce" related businesses; TeleHub may be unable to acquire and implement quality telecommunications and computer technology and end user database and software products necessary for its operations; TeleHub may be unable to respond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; TeleHub may be unable to adequately ensure that its operaions will not be adversly impacted by the Year 2000 Issue; TeleHub's inability to obtain adequate local or long distance telephone service, or any interruption in such service or rate increases relating thereto, could materially adversely affect TeleHub's business, results of operations and financial condition; TeleHub may not be able to procure, hire and train on a timely basis a sufficient labor force of qualified employees or independent contractors in connection with an increase, if any, in the volume of its teleservices business; TeleHub's failure to retain the service of its key employees or its failure to retain additional qualified management personnel to support its planned growth could have a material adverse effect on TeleHub; the teleservices industry is highly competitive and is characterized by low barriers to entry and rapid growth, and TeleHub may not be able to compete effectively against its current competitors or future competitors, many of whom may be substantially larger and better capitalized than TeleHub; and any changes to existing Canadian or U.S. federal, provincial or state laws or regulations governing TeleHub's business, or any additional laws or regulations, could limit TeleHub's current or future activities or could significantly increase TeleHub's cost of compliance.

     UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. The Company recognizes the need to ensure that its operations will not be adversely impacted by software failures caused by the advent of the Year 2000. While the Company intends to obtain assurance from its program suppliers and independently assess acquired computer programs regarding Year 2000 Issue computer risks, the systems on which the Company relies may be adversely impacted by software failures caused by the advent of the Year 2000. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 1999 the Registrant consummated a financing arrangement pursuant to which it issued 2,593,979 shares of Common Stock for an aggregate of $165,214. Proceeds of the financing were used to fund working capital requirements of the Registrant and for general corporate purposes. The Registrant relied upon the exception provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance and sale of such shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders duly held on February 4, 1999, the Company proposed, and the shareholders approved, (i) the Share Purchase Agreement between the Company, TeleHub, and the shareholders of TeleHub and the TeleHub Transaction contemplated thereby and (ii) the amendment of the Company's Certificate of Incorporation to increase the number of shares of the Company's authorized Common Stock to 50,000,000 shares and to change the name of the Company from What A World!, Inc. to TeleHubLink Corporation. Each of the foregoing proposals was approved by the affirmative vote of shareholders holding 1,203,243 of the 2,118,125 share outstanding on the record date for such Special Meeting. No shareholders voted against the proposals, and there were no abstentions.

     In addition, Stanley Young, Bruce W. Young, David B. Cornstein, Patrick Thomas, and John DeLuca were elected directors of the Company to serve until the next annual meeting of stockholders and until their successors are elected and qualified. At the meeting, votes were cast as follows:

                   NAME          VOTES FOR   VOTES WITHHELD
            ------------------   ---------   --------------
            Stanley Young        1,203,243         -0-
            Bruce W. Young       1,203,243         -0-
            David B. Cornstein   1,203,243         -0-
            Patrick Thomas       1,203,243         -0-
            John DeLuca          1,203,243         -0-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

                  27    Financial Data Schedule (For SEC Use Only)

(b)      Reports on Form 8-K:

                        The Company filed with the Securities and Exchange Commission on February 19, 1999 a Current Report on Form 8-K and filed on April 20, 1999 a Current Report on Form 8-K/A, both regarding the consummation of the acquisition by the Company of the TeleHub Transaction.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TeleHubLink Corporation.

Date:   June 18, 1999                By: /s/ BRUCE W. YOUNG
                                         ------------------------
                                         Bruce W. Young
                                         President

Date:   June 18, 1999                By: /s/ PATRICK THOMAS
                                         ------------------------
                                         Patrick Thomas
                                         Chief Operating Officer
                                         (Principal Financial and
                                         Accounting Officer)