Form 10QSB
period 1999-07-31
TELEHUBLINK CORP
filed 1999-09-14
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________________ to_____________________

Commission File Number:      0-25002


                             TELEHUBLINK CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             DELAWARE                                   59-3200879
-------------------------------                   ----------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

       24 NEW ENGLAND EXECUTIVE PARK
                BURLINGTON, MA                           01803
 ----------------------------------------              ----------
 (Address of Principal Executive Offices)              (Zip Code)


                    Issuer's Telephone Number: (781) 229-1102

                                       N/A
--------------------------------------------------------------------------------
 (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 13, 1999, there were 18,413,442 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):   [ ] Yes  [X] No

                            TELEHUBLINK CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1. Financial Statements (Unaudited):

Condensed Balance Sheets - January 30, 1999 and July 31, 1999 ..........     3

Condensed Statements of Operations for the Thirteen Weeks Ended
August 1, 1998 and July 31, 1999 and the Twenty Six Weeks Ended
August 1, 1998 and July 31, 1999 .......................................     4

Condensed Statements of Cash Flows for the Thirteen Weeks Ended
August 1, 1998 and July 31, 1999 and the Twenty Six Weeks Ended
August 1, 1998 and July 31, 1999 .......................................     5

Notes to Condensed Financial Statements ................................     6


Item 2. Management's Discussion and Analysis or Plan of Operation ......     8


PART II.  OTHER INFORMATION
---------------------------

Item 2. Change in Securities and Use of Proceed ........................    14


Item 6. Exhibits and Reports on Form 8-K  ..............................    14


SIGNATURES .............................................................    16

                             TELEHUBLINK CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                     JANUARY 30,     JULY 31,
                                  ASSETS                               1999            1999
                                                                    -----------     -----------
                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash                                                           $       445     $    64,463
     Accounts Receivable, net                                               -0-         384,597
     Other Receivables                                                      -0-             -0-
     Prepaid expenses and other current assets                            5,891           7,105
                                                                    -----------     -----------
                      Total current assets                                6,336         456,165

PROPERTY AND EQUIPMENT, net                                               1,000         229,719
INTANGIBLE ASSETS, net                                                      -0-         552,523

OTHER ASSETS                                                                -0-          11,721
                                                                    -----------     -----------
                      Total assets                                  $     7,336     $ 1,250,128
                                                                    ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $     4,643     $   119,311
     Accrued  expenses                                                   67,000         143,459
     Notes Payable, 10% subordinated convertible
      debentures maturing July 13, 2000                                     -0-         600,000
     Other current payables                                                 -0-          93,214
     Current maturities of capital lease obligations                      1,981          39,939
                                                                    -----------     -----------
                      Total current liabilities                          73,624         995,923

CAPITAL LEASE OBLIGATIONS                                                   -0-         164,499

STOCKHOLDERS' EQUITY:
     Common stock                                                        21,181         178,734
     Additional paid-in capital                                       4,538,782         174,638
     Accumulated deficit                                             (4,626,251)       (263,666)
                                                                    -----------     -----------
                      Total stockholders' equity                        (66,288)         89,706
                                                                    -----------     -----------
                      Total liabilities and stockholders' equity    $     7,336     $ 1,250,128
                                                                    ===========     ===========

      The accompanying notes are an integral part of these balance sheets.

                             TELEHUBLINK CORPORATION

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        13 WEEKS ENDED                      26 WEEKS ENDED
                                               AUGUST 1, 1998     JULY 31, 1999     AUGUST 1, 1998    JULY 31, 1999
                                               --------------     -------------     --------------    -------------

Sales                                           $        -0-      $     490,245      $        -0-      $    811,077

Cost of Sales                                            -0-            266,647               -0-           468,796
                                                ------------       ------------      ------------      ------------

Gross Profit                                             -0-            223,598               -0-           342,281
                                                ------------       ------------      ------------      ------------

Selling, General and
  Administrative Expenses                       $     21,446      $     208,477      $     38,830      $    374,432
                                                ------------       ------------      ------------      ------------

(Loss)/Gain from operations                          (21,446)            15,121           (38,830)          (20,481)
                                                 ------------       ------------      ------------      ------------

Interest and Other Income                                730                 83             1,844            14,469

Interest Expense                                        (101)            (1,400)             (211)           (2,799)
                                                ------------       ------------      ------------      ------------
                                                $        629      $      (1,317)     $      1,633      $     11,670
                                                ------------       ------------      ------------      ------------

NET (LOSS)/GAIN                                 $    (20,817)     $      13,804      $    (37,197)     $    (20,481)
                                                ============       ============      ============      ============
Net (loss)/gain per weighted average
  common and common equivalent share -
  basic                                         $       (.01)     $         (--)     $       (.02)     $        (--)
                                                ============       ============      ============      ============
Weighted average common and common
  equivalent shares outstanding - basic            2,118,125         17,873,442         2,118,125        17,873,442

Net (loss)/gain per weighted average
  common and common equivalent share -
  diluted                                       $       (.01)     $          --      $       (.02)    $         (--)
                                                ============       ============      ============      ============
Weighted average common and common
  equivalent shares outstanding - diluted          2,118,125         19,455,442         2,118,125        17,873,442


        The accompanying notes are an integral part of these statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              13 WEEKS ENDED                  26 WEEKS ENDED
                                                                     AUGUST 1, 1998  JULY 31, 1999     AUGUST 1, 1998 JULY 31, 1999
                                                                     --------------  ------------      -------------  -------------
OPERATING ACTIVITIES:
     Net loss                                                          $ (20,817)     $  13,804         $ (37,197)     $ (20,481)
     Adjustments to reconcile net loss to net
        cash and cash equivalents used in operating activities:
              Depreciation and amortization                                  375          9,484               750         27,022
              (Gain) on disposal of assets                                   -0-            (79)              -0-        (14,406)
              Changes in operating assets and liabilities-
                  (Increase)/Decrease in Accounts Receivable                 -0-       (188,225)              -0-       (267,176)
                  Decrease in Other Receivables                              -0-         29,319               -0-            -0-
                  (Increase)/(Decrease) in prepaid expenses
                    and other current assets                                (528)           670            (1,055)        (1,214)
                  (Increase) in other assets                                 -0-           (663)              -0-           (663)
                  Increase in accounts payable and accrued
                   expenses                                                (9,700)       36,923           (49,200)       121,704
                  Increase in other payables                                 -0-         35,294               -0-         90,930
                                                                       ---------      ---------         ---------      ---------
                    Net cash and cash equivalents (used in)
                          operating activities                           (30,670)       (63,473)          (86,702)       (64,284)

INVESTING ACTIVITIES:
     Purchase of Equipment                                                   -0-         (3,222)              -0-        (65,078)
     Purchase of Intangible Assets                                           -0-       (468,018)              -0-       (557,634)
     Proceeds from Sale of Equipment                                         -0-          2,322               -0-         22,655
                                                                       ---------      ---------         ---------      ---------
                    Net cash provided by investing activities                -0-       (468,918)              -0-       (600,057)

FINANCING ACTIVITIES:
     Proceeds from stock issuance, net of expenses                           -0-            -0-               -0-        138,361
     Proceeds from notes payable                                             -0-        600,000               -0-        600,000
     Payments made on capital lease obligations                             (375)        (5,908)             (741)       (10,002)
                                                                       ---------      ---------         ---------      ---------
                    Net cash provided by/(used in) financing
                     activities                                            (375)       594,092              (741)       728,359
                                                                       ---------      ---------         ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (31,045)        61,701           (87,443)        64,018

CASH AND CASH EQUIVALENTS, beginning of period                            74,315          2,762           130,713            445
                                                                       ---------      ---------         ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                               $  43,270      $  64,463         $  43,270      $  64,463
                                                                       =========      =========         =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                      $     101      $   1,400         $     211      $   2,799

        The accompanying notes are an integral part of these statements.

                             TELEHUBLINK CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 1999

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

ACQUISITION AND RECAPITALIZATION

On February 4, 1999, the Company (formerly known as What A World!, Inc.) acquired all of the outstanding common stock of Tele Hub Link Corporation ("TeleHub"), a privately held company organized under the laws of the Province of Ontario, Canada. For accounting purposes, the acquisition has been treated as an acquisition of the Company by TeleHub and as a recapitalization of TeleHub. As a result of the recapitalization, the financial results of the Company will be primarily those of TeleHub. Pursuant to the February 4, 1999 transaction, the Company acquired from the TeleHub shareholders all of the outstanding capital stock of TeleHub and the Company issued to the TeleHub shareholders shares of the Company's common stock at a rate of 3.9252318 shares for each share of common stock of TeleHub. As a result, TeleHub became a wholly-owned subsidiary of the Company. The Company's Certificate of Incorporation was also amended on February 4, 1999 to increase to 50,000,000 the number of shares of the Company's common stock authorized for issuance by the Company. In addition, the name of the Company was changed from What A World!, Inc. to TeleHubLink Corporation.

INTANGIBLE ASSETS

Intangible assets consist primarily of the acquisition and recapitalization costs related to the Company's business combinations (see above and note 5). All intangible assets will be amortized over a three to fifteen-year period.

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

2. STOCK OFFERING:

In February 1999, the Company consummated a financing arrangement pursuant to which it issued 2,593,979 shares of Common Stock for an aggregate of $165,214. Proceeds of the financing were used to fund working capital requirements of the Company and for general corporate purposes.

In July 1999, the Company sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000. Each unit consisted of a 10% subordinated convertible debenture due July 2000 in the principal amount of $25,000. The Company will be required to issue up to an aggregate of 1,200,000 shares of common stock in the event all of the debenture holders elect to convert their debentures on the maturity date thereof. In addition, pursuant to the terms of such offering, the Company will also be required to issue, on the maturity date of the debentures, warrants to purchase an aggregate of from 150,000 shares of common stock (if no debenture holders elect to convert their debentures) to 1,200,000 shares of common stock (if all debenture holders elect to convert their debentures). A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. (see note 5 below) and the payment of certain past due obligations, and the balance is expected to be used to fund additional future acquisitions,if any, and to fund working capital and general corporate purposes.

3. STOCK OPTION PLANS:

In November 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "Stock Option Plan"). Following approval by the Board of Directors and Stockholders of the Company, effective May 21, 1996, the Stock Option Plan was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment resulted in a total of 560,000 shares of common stock available for grant under the Stock Option Plan. No options were granted under the Stock Option Plan during the three-month period ended July 31, 1999. As of July 31, 1999, 520,000 options were outstanding under the Stock Option Plan.

In November 1994, the Board of Directors also approved the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which 40,000 shares are reserved for issuance in connection with options granted or available for grant to the Company's non-employee directors. No options were granted under the Directors' Plan during the three-month period ended July 31, 1999. As of July 31, 1999, 20,000 options were outstanding under the Directors' Plan.

4. ADDITIONAL OPTIONS:

In February 1999, the Company granted to Mr. Patrick Thomas, Chief Operating Officer and a director of the Company, time-based options to acquire an aggregate of 150,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of Common Stock, and granted to Mr. John DeLuca, a Vice President and director of the Company, time-based options to acquire an aggregate of 250,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of Common Stock. Effective May 1, 1999, Mr. DeLuca resigned as an officer and director of the Company and is currently serving as a consultant to the Company. In connection with Mr. DeLuca's resignation, all of his time-based and performance-based options were cancelled; however, the Company currently anticipates that, subject to negotiation of a definitive agreement, the Company will issue additional options to Mr. DeLuca in consideration for his services as a consultant. All of the options granted to Mr. Thomas are exercisable at a price of $.06 per share. The time-based options vest in equal installments on each of the first three anniversaries of the date of grant and the performance-based options are subject to vesting based on the Company's having met certain performance criteria.

On February 4, 1999, the Company granted to Bruce Young, the Company's President and Chief Executive Officer, options to acquire an aggregate of 500,000 shares at the fair market value of the common stock at the date of the grant. The exercise price is $.8125 per share. Fifty percent of such options vested immediately upon grant, and the balance of such options will vest on the first anniversary of the date of grant; provided however, that in the event the closing bid quotation of the Company's common stock equals or exceeds $5.00 for a period of 30 consecutive trading days, the remaining unvested options will become immediately vested and exercisable.

In February 1999, the Company also granted to a third-party consultant in consideration for goods and services provided by him to the Company, options to purchase an aggregate of 90,000 shares at the fair market value of the common stock at the date of the grant. The exercise price is $.8125 per share.

In connection with the Company's acquisition of Web Trafic Inc. on August 2, 1999, the Company retained a management firm operated by the former President of Web Trafic Inc.to assist the Company in establishing its Internet division. Pursuant to the Company's agreement with such management firm, the Company granted to the firm options to acquire an aggregate of 250,000 shares at an exercise price of $.50 per share. Of such options, 50,000 vested immediately upon execution of the agreement and the remaining 200,000 options will vest and become exercisable in increments of 50,000 options on each six-month anniversary of the agreement, subject to completion of certain milestones.

5. SUBSEQUENT EVENTS:

On May 13, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of wirelessEncryption.com, a privately-held development stage company which is currently in the process of developing advanced ultra-secure signal processing technology for wireless and Internet communications as well as other data transmissions. Consummation of the transaction is subject to completion of due diligence and preparation of a definitive purchase agreement and related documentation. There can be no assurance that the parties to the acquisition will enter into a definitive agreement or that, if a definitive agreement is entered into, the acquisition will be completed or, if completed, that the acquisition would generate meaningful revenues or profits for the Company.

On August 2, 1999, the Company acquired all the assets of Web Trafic Inc., a privately held company that provides Internet e-commerce opportunities to small and medium sized businesses, in consideration for which the Company paid $50,000. In addition, in connection with such transaction, the Company retained a management firm to assist the Company in developing its Internet division (see note 4 above). There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company.

On August 16, 1999, the Company consummated a financing arrangement pursuant to which it issued 540,000 shares of Common Stock for an aggregate of $675,000. Proceeds of the financing will be used for potential acquisitions, for the payment of certain obligations, to fund working capital requirements of the Company, and to use for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

TeleHubLink Corporation (formerly known as What A World!, Inc.)(the "Company") was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. In May 1997, the Company sold substantially all of its assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities (the "1997 Sale"). The completion of the 1997 Sale terminated the Company's specialty retail operations. For the period May 1997 through February 3, 1999, the Company had no operating business and sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination. On February 4, 1999, the Company acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub"), a privately-held company organized under the laws of the Province of Ontario, Canada, that is engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated as of December 21, 1998 (as amended, the "Share Purchase Agreement") between the Company, TeleHub and the shareholders of TeleHub (the "TeleHub Shareholders"), the Company acquired from the TeleHub Shareholders all of the issued and outstanding capital stock of TeleHub in exchange for an aggregate of 13,011,339 shares (the "Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company (or 3.9252318 shares of the Company's Common Stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly-owned subsidiary of the Company (the "TeleHub Transaction"). In addition, in connection with the TeleHub Transaction, the Company amended its Certificate of Incorporation in order to change its name from What A World!, Inc. to TeleHubLink Corporation. As a result of the 1997 Sale and the TeleHub Transaction, the Company currently operates as a holding company, the principal asset of which is its 100% ownership interest in TeleHub. Accordingly, the business of the Company is currently conducted primarily through TeleHub.

PLAN OF OPERATION

     Since the consummation of the TeleHub Transaction, the Company, through its wholly-owned subsidiary TeleHub, has been primarily engaged in the business of providing call center teleservices, including both inbound and outbound teleservices. The Company has not generated any meaningful revenues since the consummation of the TeleHub Transaction, and although the Company in the second quarter of fiscal 1999 recognized limited profits for the first time since the 1997 Sale, there can be no assurance that the Company's operations will continue to generate profits or that such profits, if any, would be significant.

The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, the Company has formed a new Internet division which is engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. In August 1999, the Company acquired all of the assets of Web Trafic Inc., a privately-held company which has acquired the rights to sell advertising for e-commerce on iMall, one of the leading e-commerce websites on the Internet with approximately 1,600 merchants. Web Trafic Inc. serves as an independent Canadian representative for iMall, Inc., and intends to market its services through its business listings, classified ads, referral web pages and portals. In consideration for the Web Trafic Inc. assets, the Company paid $50,000 and, in connection with the acquisition, the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in developing its Internet division. There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company. In addition, the Company will be required to obtain additional financing in order to fund the development and operational costs of any companies, including Web Trafic Inc., acquired by the Company. There can also be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

A key element of the Company's strategy involves growth through acquisitions of other companies or assets that would complement or expand the Company's existing business. On May 13, 1999, the Company entered into a letter of intent to acquire wirelessEncryption.com, a development stage company which is working on the development of a product which encrypts data at the signal level while enhancing signal reception and voice quality. The Company presently anticipates that it may issue up to 1,000,000 unregistered shares of its common stock in connection with the acquisition of wirelessEncryption.com and that it may also issue up to 4,000,000 additional unregistered shares of is common stock depending upon the satisfaction of certain milestones and other conditions. Consummation of the transaction is subject to completion of due diligence and preparation of a definitive purchase agreement and related documentation. Affiliates of Mr. Stanley Young, Chairman of the Board and a director of the Company, and members of his family own a substantial equity interest in wirelessEncryption.com. There can be no assurance that the parties to the acquisition will enter into a definitive agreement or that, if a definitive agreement is entered into, the acquisition will be completed or, if completed, that the acquisition would generate meaningful revenues or profits for the Company. In addition, if the acquisition is consummated, the Company will be required to obtain additional financing to fund the development and operational costs of the acquired company.

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

RECENT DEVELOPMENTS

In July 1999, the Company sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000 (the "July 1999 Private Financing"). Each unit consisted of a 10% subordinated convertible debenture due July 13, 2000 in the principal amount of $25,000. The Company will be required to issue up to an aggregate of 1,200,000 shares of common stock in the event all of the debenture holders elect to convert their debentures on the maturity date thereof. In addition, pursuant to the terms of such offering, the Company will also be required to issue, on the maturity date of the debentures, warrants to purchase an aggregate of from 150,000 shares of common stock (if no debenture holders elect to convert their debentures) to 1,200,000 shares of common stock (if all debenture holders elect to convert their debentures). A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. and the payment of certain past due obligations, and the balance is expected to be used to fund additional future acquisitions, if any, and to fund working capital and general corporate purposes.

     On August 16, 1999, the Company consummated a financing arrangement pursuant to which it issued 540,000 shares of Common Stock for an aggregate of $675,000 (the "August 1999 Private Financing). Proceeds of the financing will be used for potential acquisitions, for the payment of certain obligations, to fund working capital requirements of the Company, and for general corporate purposes.

     In the event the Company consummates the acquisiton of wirelessEncryption.com, the Company currently intends to invest a portion of the proceeds of the July 1999 Private Financing and the August 1999 Private Financing, and may issue additional debt or equity securities, in connection with such acquisition. However, the Company may elect not to acquire wirelessEncryption.com and may invest in or acquire additional companies which may be identified by management. There can be no assurance that any acquisitions will be completed or, if completed, that any acquisition would generate meaningful revenues or profits for the Company.

RESULTS OF OPERATIONS

THIRTEEN AND TWENTY SIX WEEKS ENDED JULY 31, 1999 COMPARED TO THE THIRTEEN AND TWENTY SIX WEEKS ENDED AUGUST 1, 1998

     Net sales for the thirteen weeks ended July 31, 1999 (the "Second Quarter of Fiscal 1999) increased to approximately $490,200 from net sales of $0 for the comparable thirteen weeks ended August 1, 1998 (the "Second Quarter of Fiscal 1998"). Net sales also increased for the twenty-six weeks ended July 31, 1999 to approximately $811,077 from net sales of $0 for the twenty-six weeks ended August 1, 1998. The increases are the result of the acquisition of TeleHub's business in the TeleHub Transaction.

     Gross profit for the Second Quarter of Fiscal 1999 was approximately $223,600 or 46.0% of sales, as compared with $0 for the Second Quarter of Fiscal 1998. Gross profit for the first twenty six weeks of fiscal 1999 was approximately $342,300 or 42.0% of sales, as compared with $0 for the first twenty six weeks of fiscal 1998. The increase is the result of the acquisition of TeleHub in the TeleHub Transaction.

     Selling, general and administrative expenses ("SG&A") increased to approximately $208,500 in the Second Quarter of Fiscal 1999 and to approximately $374,400 in the first twenty-six weeks of fiscal 1999 from approximately $20,700 and $37,200 for the Second Quarter of Fiscal 1998 and the first twenty-six weeks of fiscal 1998. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, depreciation, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance, administrative salaries (including fringe benefits), transfer agent fees and printing fees). In the Second Quarter of Fiscal 1999, corporate overhead expenses accounted for approximately $70,000 or 34% of the total SG&A, while corporate overhead expenses accounted for approximately $130,000 or 35% of the total SG&A for the first twenty six weeks of fiscal 1999. The increases in SG&A for the Second Quarter of Fiscal 1999 as compared to the Second Quarter of Fiscal 1998 were primarily the result of the Company's having acquired an operating business as a result of the TeleHub Transaction.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing capital requirements are anticipated to be for funding its operations and exploring any opportunities to effect future acquisitions, whether by merger, exchange of capital stock or other business combination. There can be no assurance that any such transactions will be effected. In view of the limited resources of the Company, consideration may be given to additional equity or debt placement to fund merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the Company's business objective.

     The Company had working capital of approximately $(539,800) and $(67,300) at July 31, 1999 and January 30, 1999, respectively. Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market.

     In July 1999, the Company consummated the July 1999 Private Financing, pursuant to which it sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000. Each unit consisted of a 10% subordinated convertible debenture due July 13, 2000 in the principal amount of $25,000. The Company will be required to issue up to an aggregate of 1,200,000 shares of common stock in the event all of the debenture holders elect to convert their debentures on the maturity date thereof. In addition, pursuant to the terms of such offering, the company will also be required to issue, on the maturity date of the debentures, warrants to purchase an aggregate of from 150,000 shares of common stock (if no debenture holders elect to convert their debentures) to 1,200,000 shares of common stock (if all debenture holders elect to convert their debentures). A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. and the payment of certain past due obligations, and the balance is expected to be used to fund additional future acquisitions, if any, and to fund working capital and general corporate purposes.

     On August 16, 1999, the Company consummated the August 1999 Private Financing pursuant to which it issued 540,000 shares of Common Stock for an aggregate of $675,000. Proceeds of the financing will be used for potential acquisitions, for the payment of certain obligations, to fund working capital requirements of the Company, and to use for general corporate purposes.

     As described above, the Company currently anticipates that it will continue to seek additional financing from several sources, including private placements of debt and/or equity securities, in order to fund its business expansion plans, including funding acquisition opportunities which may arise, and to provide short-term working capital. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

     During the first twenty-six weeks of fiscal 1999, cash increased by approximately $64,000 to approximately $64,500. The overall increase in cash resulted primarily from the cash received from the Company's July 1999 Private Financing arrangement. The Company repaid approximately $10,000 in indebtedness during the period.

     During the first twenty-six weeks of fiscal 1998, cash decreased by approximately $87,400 to approximately $43,200. The overall decrease in cash resulted primarily from the Company's paying ongoing general and administrative costs, repayment of debt, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $700 in indebtedness during the period.

     During the first twenty-six weeks of fiscal 1998, the Company did not maintain any lines of credit or cash borrowings to finance its reduced capital requirements.

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

     The Company's future operations are subject to various risk factors, including the following: the limited funds currently available to the Company may not be adequate for the Company to pursue its business objectives, and there is no assurance funds will be available from any source and, if not available, the Company will be required to limit its operations to those that can be financed from existing funds; TeleHub has a limited operating history and there can be no assurance that any of its future activities will be profitable; as a holding company, the Company's success will depend on the operations, financial condition and management of TeleHub and any other companies which the Company may acquire, and in the event the Company does not have the resources or is otherwise unable to diversify its operation into a number of areas, the Company may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with its operations; the Company may be unable to successfully complete acquisitions of assets or complementary companies which are necessary to expand its business, and may be unable to integrate into its operations any such businesses or assets acquired by it;

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

YEAR 2000 COMPLIANCE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. The Company recognizes the need to ensure that its operations will not be adversely impacted by software failures caused by the advent of the year 2000. While the Company intends to obtain assurance from its program suppliers and independently assess acquired computer programs regarding Year 2000 issue computer risks, the systems on which the Company relies may be adversely impacted by software failures caused by the advent of the Year 2000. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved. The likely worst case scenario may be an inability to efficiently process incoming and outgoing telephone calls at the Company's call center and to process its daily business for some period of time. The lost reserves, if any, resulting from a worst case scenario would depend on the time period in which the failure goes uncorrected and the difficulty of remediating such failure. Management is currently assessing the need to develop contingency plans for its call center operations. However, the Company does not currently believe that such contingency plans will be required due to its use of alternative technology systems at the Company's call center.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

In July 1999, the Company sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000 (the "July 1999 Private Financing"). Each unit consisted of a 10% subordinated convertible debenture on 2000 in the principal amount of $25,000. Upon maturity of the debentures on July 13, 2000, holders will be entitled to be paid 100% of the principal amount of each debenture (plus accrued interest thereon) either in cash or in shares of common stock of the Company, at the holder's option. The number of shares issuable on the maturity date of the debentures will be based on a conversion price of $.50 per share (subject to adjustment for stock splits and similar transactions). Any holder who elects to receive payment on a debenture in the form of shares of common stock of the Company shall also receive, concurrent with such payment, redeemable warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $2.50 per share (subject to adjustment) for each $25,000 debenture converted into common stock. Any holder who elects to receive payment on a debenture in the form of cash shall also receive, concurrent with such payment, redeemable warrants to purchase an aggregate of 6,250 shares of common stock at an exercise price of $2.00 per share (subject to adjustment) for each $25,000 debenture paid in cash. Each warrant will be exercisable for a three-year period commencing on the date of issuance. A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. and the payment of certain past due obligations, and the balance is expected to be used to fund additional future acquisitions, if any, and to fund working capital and general corporate purposes. The Registrant relied upon the exception provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance and sale of such securities.

     On August 16, 1999, the Company consummated a financing arrangement pursuant to which it issued 540,000 shares of Common Stock for an aggregate of $675,000. Proceeds of the financing will be used for potential acquisitions, for the payment of certain obligations, to fund working capital requirements of the Company, and to use for general corporate purposes. The Registrant relied upon the exception provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance and sale of such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
     10.1   Employment Agreement between the Company and Bruce W. Young
     10.2   Form of Debenture Issued in July 1999 Private Financing
     10.3   Form of Warrants to be issued in connection with July 1999
             Private Financing
     10.4   Registration Rights Agreement entered into in connection
            with July 1999 Private Financing
     10.5   Registration Rights Agreement entered into in connection
            with August 1999 Private Financing
            Resources
     11     Statement re Computation of Per Share Earnings (not
            required because the relevant computations can be clearly
            determined from material contained in the financial
            statements included herein).
     27     Financial Data Schedule (For SEC Use Only)
     99.1   Purchase Agreement between the Company and Web Trafic Inc.
     99.2   Management Agreement between the Company and Serge Trudeau Resources

(b)      Reports on Form 8-K:

                           The Company did not file any reports on Form 8-K during the thirteen weeks ended July 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TeleHubLink Corporation

Date:   SEPTEMBER 14, 1999       By: /s/ BRUCE W. YOUNG
     ---------------------          ----------------------------------
                                     Bruce W. Young
                                     President

Date:   SEPTEMBER 14, 1999       By: /s/ PATRICK THOMAS
     ---------------------          ----------------------------------
                                     Patrick Thomas
                                     Chief Operating Officer
                                     (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------

 10.1   Employment Agreement between the Company and Bruce W. Young
 10.2   Form of Debenture Issued in July 1999 Private Financing
 10.3   Form of Warrants to be issued in connection with July 1999
        Private Financing
 10.4   Registration Rights Agreement entered into in connection
        with July 1999 Private Financing
 10.5   Registration Rights Agreement entered into in connection
        with August 1999 Private Financing
        Resources
 11     Statement re Computation of Per Share Earnings (not
        required because the relevant computations can be clearly
        determined from material contained in the financial
        statements included herein).
 27     Financial Data Schedule (For SEC Use Only)
 99.1   Purchase Agreement between the Company and Web Trafic Inc.
 99.2   Management Agreement between the Company and Serge Trudeau Resources