Form 10QSB
period 1999-10-30
TELEHUBLINK CORP
filed 1999-12-20
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     October 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________________to_______________

Commission File Number:      0-25002

                             TELEHUBLINK CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            DELAWARE                                  59-3200879
-------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


       24 NEW ENGLAND EXECUTIVE PARK
                BURLINGTON, MA                                  01803
   ---------------------------------------                    ---------
   (Address of Principal Executive Offices)                   (Zip Code)

                    Issuer's Telephone Number: (781) 229-1102

                                     N/A
      ---------------------------------------------------------------------
     (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 17, 1999, there were 18,753,442 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                            TELEHUBLINK CORPORATION.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
-------  ---------------------                                             ----

Item 1. Financial Statements (Unaudited):

Condensed Balance Sheets - January 30, 1999 and October 30, 1999...........  3

Condensed Statements of Operations for the Thirteen Weeks Ended
October 31, 1998 and October 30, 1999 and the Thirty Nine Weeks Ended
October 31, 1998 and October 30, 1999......................................  4

Condensed Statements of Cash Flows for the Thirteen Weeks Ended
October 31, 1998 and October 30, 1999 and the Thirty Nine Weeks Ended
October 31, 1998 and October 30, 1999......................................  5

 Notes to Condensed Financial Statements...................................  6

Item 2. Management's Discussion and Analysis or Plan of Operation..........  9


PART II.  OTHER INFORMATION
---------------------------

Item 2. Change in Securities and Use of Proceeds.........................   15

Item 6. Exhibits and Reports on Form 8-K ................................   15

SIGNATURES...............................................................   16

                            TELEHUBLINK CORPORATION.

                            CONDENSED BALANCE SHEETS

                                                                     JANUARY 30,      OCTOBER 30,
                                  ASSETS                                 1999             1999
                                                                     -----------      -----------
                                                                                      (Unaudited)
CURRENT ASSETS:
     Cash                                                            $       445      $   203,195
     Accounts Receivable, net                                                -0-          346,540
     Inventory                                                               -0-           10,822
     Notes Receivable                                                        -0-          177,135
     Prepaid expenses and other current assets                             5,891            9,008
                                                                     -----------      -----------
                      Total current assets                                 6,336          746,700

PROPERTY AND EQUIPMENT, net                                                1,000          236,678

INTANGIBLE ASSETS, net                                                       -0-          988,479

OTHER ASSETS                                                                 -0-            7,756
                                                                     -----------      -----------
                      Total assets                                   $     7,336      $ 1,979,613
                                                                     ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $     4,643      $   136,862
     Accrued  expenses                                                    67,000          393,452
     Notes Payable, 10% subordinated convertible debentures
         maturing July 13, 2000                                              -0-          600,000
     Other current payables                                                  -0-           78,269
     Current maturities of capital lease obligations                       1,981           41,363
                                                                     -----------      -----------
                      Total current liabilities                           73,624        1,249,946

CAPITAL LEASE OBLIGATIONS                                                    -0-          165,561

STOCKHOLDERS' EQUITY:
     Common stock                                                         21,181          187,534
     Additional paid-in capital                                        4,538,782          893,838
     Accumulated deficit                                              (4,626,251)        (517,266)
                                                                     -----------      -----------
                      Total stockholders' equity                         (66,288)         564,106
                                                                     -----------      -----------
                      Total liabilities and stockholders' equity     $     7,336      $ 1,979,613
                                                                     ===========      ===========

      The accompanying notes are an integral part of these balance sheets.


                             TELEHUBLINK CORPORATION

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       13 WEEKS ENDED                             39 WEEKS ENDED
                                            OCTOBER 31, 1998    OCTOBER 30, 1999      OCTOBER 31, 1998     OCTOBER 30, 1999
                                            ----------------    ----------------      ----------------     ----------------

Sales                                         $        -0-        $    212,043          $         -0-        $  1,023,120

Cost of Sales                                          -0-             131,215                    -0-             600,011
                                              ------------        ------------           ------------        ------------

Gross Profit                                           -0-              80,828                    -0-             423,109
                                              ------------        ------------           ------------        ------------
Selling, General and
     Administrative Expenses                  $     21,446        $    320,105           $     38,830        $    694,537
                                              ------------        ------------           ------------        ------------

(Loss) from Operations                             (21,446)           (239,277)               (38,830)           (271,428)
                                              ------------        ------------           ------------        ------------

Interest and Other Income                              730               2,027                  1,844              16,496

Interest Expense                                      (101)            (16,350)                  (211)            (19,149)
                                              ------------        ------------           ------------        ------------
                                              $        629        $    (14,323)          $      1,633        $     (2,653)
                                              ------------        ------------           ------------        ------------

NET (LOSS)                                    $    (20,817)       $   (253,600)          $    (37,197)       $   (274,081)
                                              ------------        ------------           ------------        ------------

Net (loss) per weighted average
common and common equivalent share -
basic                                         $       (.01)       $       (.01)          $       (.02)       $       (.02)
                                              ============        ============           ============        ============

Weighted average common and common
equivalent shares outstanding - basic            2,118,125          18,295,442              2,118,125          18,156,818

Net (loss) per weighted average
common and common equivalent share -
diluted                                       $       (.01)       $       (.01)          $       (.02)       $       (.02)
                                              ============        ============           ============        ============

Weighted average common and common
equivalent shares outstanding - diluted          2,118,125          18,295,442              2,118,125          18,156,818

        The accompanying notes are an integral part of these statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 13 WEEKS ENDED                      39 WEEKS ENDED
                                                           OCTOBER 31,      OCTOBER 30,         OCTOBER 31,     OCTOBER 30,
                                                               1998             1999                1998             1999
                                                           -----------      -----------         -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                                $   (20,817)     $  (253,600)        $   (37,197)     $  (274,081)
   Adjustments to reconcile net loss to net cash and
     cash equivalents used in operating activities:
        Depreciation and amortization                              375           34,318                 750           61,340
        (Gain) on disposal of assets                               -0-              -0-                 -0-          (14,406)
        Changes in operating assets and liabilities-
           (Increase)/Decrease in Accounts Receivable              -0-           38,057                 -0-         (229,119)
           (Increase) in Notes Receivable                          -0-         (177,135)                -0-         (177,135)
           (Increase) in prepaid expenses and
                  other current assets                            (528)          (1,903)             (1,055)          (3,117)
           Decrease in other assets                                -0-            3,965                 -0-            3,302
           Increase/(Decrease) in accounts payable and
                  accrued expenses                              (9,700)         267,544             (49,200)         389,248
           Increase/(Decrease) in other payables                   -0-           (7,655)                -0-           83,275
                                                           -----------      -----------         -----------      -----------
               Net cash and cash equivalents (used in)
                   operating activities                        (30,670)         (96,409)            (86,702)        (160,693)

INVESTING ACTIVITIES:
     Purchase of Equipment                                         -0-          (20,765)                -0-          (85,843)
     Purchase of Assets and Businesses                             -0-         (464,290)                -0-       (1,021,924)
     Proceeds from Sale of Equipment                               -0-              -0-                 -0-           22,655
                                                           -----------      -----------         -----------      -----------
                    Net cash provided by investing
                    activities                                     -0-         (485,055)                -0-       (1,085,112)

FINANCING ACTIVITIES:
     Proceeds from stock issuance, net of expenses                 -0-          725,000                 -0-          863,361
     Proceeds from notes payable                                   -0-              -0-                 -0-          600,000
     Payments made on capital lease obligations                   (375)          (4,804)                (741)        (14,806)
                                                           -----------      -----------         -----------      -----------
                    Net cash provided by/(used in)
                           financing activities                   (375)         720,196                (741)       1,448,555
                                                           -----------      -----------         -----------      -----------
NET (DECREASE)/INCREASE IN CASH AND
    CASH EQUIVALENTS                                           (31,045)         138,732             (87,443)         202,750

CASH AND CASH EQUIVALENTS, beginning of
period                                                          74,315           64,463             130,713              445
                                                           -----------      -----------         -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                   $    43,270      $   203,195         $    43,270      $   203,195
                                                           ===========      ===========         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
         Cash paid during the period for interest          $       101      $     1,350         $       211      $     3,149

        The accompanying notes are an integral part of these statements.

                             TELEHUBLINK CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 30, 1999

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

INTANGIBLE ASSETS

Intangible assets consist primarily of the acquisition and recapitalization costs related to the Company's business combinations (see above and note 2). All intangible assets will be amortized over a three to fifteen-year period.

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

2. ISSUANCES OF SECURITIES:

In February 1999, the Company consummated a financing arrangement pursuant to which it issued 2,593,979 shares of Common Stock for an aggregate of $165,214. Proceeds of the financing were used to fund working capital requirements of the Company and for general corporate purposes.

In July 1999, the Company sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000 (the "July 1999 Financing"). Each unit consisted of a 10% subordinated convertible debenture due July 13, 2000 in the principal amount of $25,000. The Company will be required to issue up to an aggregate of 1,200,000 shares of common stock in the event all of the debenture holders elect to convert their debentures on the maturity date thereof. In addition, pursuant to the terms of such offering, the Company will also be required to issue, on the maturity date of the debentures, warrants to purchase an aggregate of from 150,000 shares of common stock (if no debenture holders elect to convert their debentures) to 1,200,000 shares of common stock (if all debenture holders elect to convert their debentures). A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. and the payment of certain past due obligations, and the balance was used to fund working capital and general corporate purposes.

In August 1999, the Company consummated a private placement pursuant to which it sold 13.5 units for gross proceeds of $675,000 and, in September 1999 the Company sold an additional unit for gross proceeds of $50,000. Each unit consisted of 40,000 shares of the Company's common stock. In connection with such private placement, the Company sold an aggregate of 580,000 shares of common stock for gross proceeds of $725,000 (the "August/September 1999 Financing"). Proceeds of the financing were used for the payment of certain obligations and to fund working capital requirements of the Company and for general corporate purposes.

On August 2, 1999, the Registrant acquired, for $50,000 in cash, all of the assets of Web Trafic Inc., a privately held company which has acquired the rights to sell advertising for e-commerce on iMall, one of the leading e-commerce websites on the Internet. In connection therewith, the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in developing its Internet division and, in consideration therefor, issued to such management firm 100,000 shares of the Company's common stock.

On August 20, 1999, the Registrant acquired all of the assets of Sports & Entertainment International, Inc. ("SEMI"), a privately held company that is engaged in the development and production of strategic marketing concepts relating to various sports, sporting events, shows, memorabilia and products. In consideration for such assets, the Company paid to SEMI $250,000 in cash and issued 200,000 shares of the Company's common stock.

3. STOCK OPTION PLANS:

In November 1994, the Board of Directors adopted the 1994 Stock Option Plan (the "Stock Option Plan"). Following approval by the Board of Directors and Stockholders of the Company, effective May 21, 1996, the Stock Option Plan was amended to add 300,000 shares to the previously authorized 260,000 shares that were subject to options under the Stock Option Plan. The amendment resulted in a total of 560,000 shares of common stock available for grant under the Stock Option Plan. No options were granted under the Stock Option Plan during the three-month period ended October 30, 1999. As of October 30, 1999, 520,000 options were outstanding under the Stock Option Plan.

In November 1994, the Board of Directors also approved the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which 40,000 shares are reserved for issuance in connection with options granted or available for grant to the Company's non-employee directors. No options were granted under the Directors' Plan during the three-month period ended October 30, 1999. As of October 30, 1999, 20,000 options were outstanding under the Directors' Plan.

4. ADDITIONAL OPTIONS:

In February 1999, the Company granted to Mr. Patrick Thomas, who served at such time as the Company's Chief Operating Officer and a director of the Company, time-based options to acquire an aggregate of 150,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of Common Stock, and granted to Mr. John DeLuca, who served at such time as the Company's Vice President and director of the Company, time-based options to acquire an aggregate of 250,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of Common Stock. Effective May 1, 1999, Mr. DeLuca resigned as an officer and director of the Company and is currently serving as a consultant to the Company. In connection with Mr. DeLuca's resignation, all of his time-based and performance-based options were cancelled; however, the Company currently anticipates that, subject to negotiation of a definitive agreement, the Company will issue additional options to Mr. DeLuca in consideration for his services as a consultant. In addition, effective October 1, 1999, Mr. Thomas resigned as an officer and director of the Company and, in connection therewith, all of his time-based and performance-based options were cancelled.

On February 4, 1999, the Company granted to Bruce Young, the Company's President and Chief Executive Officer, options to acquire an aggregate of 500,000 shares at the fair market value of the common stock on the date of the grant. The exercise price is $.8125 per share. Fifty percent of such options vested immediately upon grant, and the balance of such options will vest on the first anniversary of the date of grant; provided however, that in the event the closing bid quotation of the Company's common stock equals or exceeds $5.00 for a period of 30 consecutive trading days, the remaining unvested options will become immediately vested and exercisable.

In February 1999, the Company also granted to a third-party consultant, in consideration for goods and services provided by him to the Company, options to purchase an aggregate of 90,000 shares at the fair market value of the common stock on the date of the grant. The exercise price is $.8125 per share.

In connection with the Company's acquisition of Web Trafic Inc. on August 2, 1999, the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in establishing its Internet division. Pursuant to the Company's agreement with such management firm, the Company granted to the firm options to acquire an aggregate of 250,000 shares at an exercise price of $.50 per share. Of such options, 50,000 vested immediately upon execution of the agreement and the remaining 200,000 options will vest and become exercisable in increments of 50,000 options on each six-month anniversary of the agreement, subject to completion of certain milestones.

On August 31, 1999, the Company granted to two third-party consultants to the Company, in consideration for services rendered by them, options to purchase an aggregate of 150,000 shares. All of such options are exercisable at a price of $1.50 per share and vest on the first anniversary of the date of grant.

On October 20, 1999, the Company granted to Douglas Miller, the Company's Vice President of Finance, options to purchase an aggregate of 30,000 shares of common stock. All of such options are exercisable at a price of $.9375 per share (the fair market value on the date of the grant) and vest in three equal annual installments commencing one year from the date of the grant. In addition, on October 20, 1999, the Company also granted to a third-party consultant, for services rendered by him, options to acquire an aggregate of 25,000 shares, all of which options are exercisable at a price of $.9375 and vest on the first anniversary of the date of grant.

5. SUBSEQUENT EVENTS:

On December 8, 1999, the Company entered into a letter of intent to acquire from Lyon Investments, a Canadian holding company, all of the outstanding shares of Platinum 2000 ("Platinum"), a Canadian company engaged in the development and sale of group discount packages to consumers through teleservicing companies throughout the United States and Canada. In consideration for the Platinum shares, the Company will pay one-half of specified net profits and may also issue up to 1,300,000 shares of its common stock depending on the satisfaction of certain performance targets by Platinum during the one-year period following the acquisition. The Company has also agreed to pay certain brokers fees incurred by Platinum in connection with the acquisition, which payment shall consist of $100,000 in cash plus 200,000 shares of the Company's common stock. Consummation of the acquisition is subject to certain conditions, including completion of due diligence and preparation of a definitive purchase agreement. There can be no assurance that the parties to the acquisition will enter into a definitive agreement or that, if a definitive agreement is entered into, the acquisition will be completed or, if completed, that the acquisition would generate meaningful revenues or profits for the Company.

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

PLAN OF OPERATION

     Since the consummation of the TeleHub Transaction, the Company, through its wholly-owned subsidiary TeleHub, has been primarily engaged in the business of providing call center teleservices, including both inbound and outbound teleservices. The Company has not generated any meaningful revenues since the consummation of the TeleHub Transaction, and there can be no assurance that the Company's operations will generate profits in the future or that such profits, if any, would be significant.

     The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, the Company has formed a new Internet division which is engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. In August 1999, the Company acquired all of the assets of Web Trafic Inc., a privately-held company which has acquired the rights to sell advertising for e-commerce on iMall, one of the leading e-commerce websites on the Internet with approximately 1,600 merchants. Web Trafic serves as an independent Canadian representative for iMall, Inc., and intends to market its services through its business listings, classified ads, referral web pages and portals. In consideration for the Web Trafic Inc. assets, the Company paid $50,000 and, in connection with the acquisition, the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in developing its Internet division. There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company. In addition, the Company will be required to obtain additional financing in order to fund the development and operational costs of any companies, including Web Trafic Inc., acquired by the Company. There can also be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

     A key element of the Company's strategy involves growth through acquisitions of other companies or assets that would complement or expand the Company's existing business. On May 13, 1999, the Company entered into a letter of intent to acquire wirelessEncryption.com, a development stage company which is working on the development of a product which encrypts data at the signal level while enhancing signal reception and voice quality. The Company presently anticipates that it may issue up to 5,000,000 unregistered shares of its common stock in connection with the acquisition of wirelessEncription.com and that it may also issue up to 4,000,000 additional unregistered shares of its common stock, depending upon the satisfaction of certain milestones and other conditions. Consummation of the transaction is subject to completion of due diligence and preparation of a definitive purchase agreement and related documentation. Affiliates of Mr. Stanley Young, the former Chairman of the Board and a former director of the Company, and members of his family own a substantial equity interest in wirelessEncryption.com. In addition, as described below under "Recent Developments," on December 8, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of Platinum 2000, a Canadian company engaged in the development and sale of group discount packages to consumers through teleservicing companies throughout the United States and Canada. Consummation of the acquisition is subject to certain conditions, including completion of due diligence and preparation of a definitive purchase agreement. There can be no assurance, with respect to either such proposed acquisition, that the parties to the acquisition will enter into a definitive agreement or that, if a definitive agreement is entered into, the acquisition will be completed or, if completed, that the acquisition would generate meaningful revenues or profits for the Company. In addition, if either or both acquisitions are consummated, the Company will be required to obtain additional financing to fund the development and operational costs of the acquired company or companies.

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

RECENT DEVELOPMENTS

     On August 20, 1999, the Company acquired all the assets (including certain intellectual property rights, contract rights and inventory) of Sports & Entertainment Marketing International Inc. ("SEMI"), a privately held company that is engaged in the development and production of strategic marketing concepts relating to various sports, sporting events, shows, memorabilia, and products. In consideration for such assets, the Company paid to SEMI $150,000 in cash and issued 200,000 shares of the Company's common stock. There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company.

     On December 8, 1999, the Company entered into a letter of intent to acquire from Lyon Investments, a Canadian holding company, all of the outstanding shares of Platinum 2000 ("Platinum"), a Canadian company engaged in the development and sale of group discount packages to consumers through teleservicing companies throughout the United States and Canada. In consideration for the Platinum shares, the Company will pay one-half of specified net profits and may also issue up to 1,300,000 shares of its common stock depending on the satisfaction of certain performance targets by Platinum during the one-year period following the acquisition. The Company has also agreed to pay certain brokers fees incurred by Platinum in connection with the acquisition, which payment shall consist of $100,000 in cash plus 200,000 shares of the Company's common stock. Consummation of the acquisition is subject to certain conditions, including completion of due diligence and preparation of a definitive purchase agreement. There can be no assurance that the parties to the acquisition will enter into a definitive agreement or that, if a definitive agreement is entered into, the acquisition will be completed or, if completed, that the acquisition would generate meaningful revenues or profits for the Company.

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THE THIRTEEN AND THIRTY NINE WEEKS ENDED OCTOBER 31, 1998

     Net sales for the thirteen weeks ended October 30, 1999 (the "Third Quarter of Fiscal 1999") increased to approximately $212,000 from net sales of $0 for the comparable thirteen weeks ended October 31, 1998 (the "Third Quarter of Fiscal 1998"). Net sales also increased for the thirty-nine weeks ended October 30, 1999 to approximately $1,023,100 from net sales of $0 for the thirty-nine weeks ended October 31, 1998. The increases are the result of the acquisition of TeleHub's business in the TeleHub Transaction.

     Gross profit for the Third Quarter of Fiscal 1999 was approximately $80,800 or 38.0% of sales, as compared with $0 for the Third Quarter of Fiscal 1998. Gross profit for the first thirty-nine weeks of fiscal 1999 was approximately $423,100 or 41.0% of sales, as compared with $0 for the first thirty-nine weeks of fiscal 1998. The increase is the result of the acquisition of TeleHub in the TeleHub Transaction.

     Selling, general and administrative expenses ("SG&A") increased to approximately $320,100 in the Third Quarter of Fiscal 1999 and to approximately $694,500 in the first thirty-nine weeks of fiscal 1999 from approximately $21,400 and $38,800 for the Third Quarter of Fiscal 1998 and the first thirty nine weeks of fiscal 1998. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, depreciation, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance, administrative salaries (including fringe benefits), transfer agent fees and printing fees). In the Third Quarter of Fiscal 1999, corporate overhead expenses accounted for approximately $108,000 or 34% of the total SG&A, while corporate overhead expenses accounted for approximately $238,000 or 34% of the total SG&A for the first thirty-nine weeks of fiscal 1999. The increases in SG&A for the Third Quarter of Fiscal 1999 as compared to the Third Quarter of Fiscal 1998 were primarily the result of the Company's having acquired an operating business as a result of the TeleHub Transaction.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing capital requirements are anticipated to be for funding its operations and exploring any opportunities to effect future acquisitions, whether by merger, exchange of capital stock or other business combination. There can be no assurance that any such transactions will be effected. In view of the limited resources of the Company, consideration may be given to additional equity or debt placements to fund merger and acquisition activities as well as to fund working capital for general corporate purposes that might be required to effectuate the Company's business objective.

     The Company had working capital of approximately $(503,200) and $(67,300) at October 30, 1999 and January 30, 1999, respectively. Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market.

     In July 1999, the Company consummated the July 1999 Private Financing, pursuant to which it sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000. Each unit consisted of a 10% subordinated convertible debenture due July 13, 2000 in the principal amount of $25,000. The Company will be required to issue up to an aggregate of 1,200,000 shares of common stock in the event all of the debenture holders elect to convert their debentures on the maturity date thereof. In addition, pursuant to the terms of such offering, the company will also be required to issue, on the maturity date of the debentures, warrants to purchase an aggregate of from 150,000 shares of common stock (if no debenture holders elect to convert their debentures) to 1,200,000 shares of common stock (if all debenture holders elect to convert their debentures). A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. and the payment of certain past due obligations, and the balance was used to fund additional future acquisitions, if any, and to fund working capital and general corporate purposes.

     In August and September 1999, the Company consummated the August/September 1999 Financing pursuant to which it issued 580,000 shares of Common Stock for an aggregate of $725,000. Proceeds of the financing were used for the payment of certain obligations and to fund working capital requirements of the Company and for general corporate purposes.

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

     During the first thirty-nine weeks of fiscal 1999, cash increased by approximately $202,800 to approximately $203,200. The overall increase in cash resulted primarily from the cash received from the Company's July 1999 Financing arrangement and August/September 1999 Financing arrangement. The Company repaid approximately $14,800 in indebtedness during the period.

     During the first thirty-nine weeks of fiscal 1998, cash decreased by approximately $87,400 to approximately $43,300. The overall decrease in cash resulted primarily from the Company's paying ongoing general and administrative costs, repayment of debt, and the loss of the Company's main source of cash flow as a result of the Company's discontinuing its retail operations. The Company repaid approximately $700 in indebtedness during the period.

     During the first thirty-nine weeks of fiscal 1998, the Company did not maintain any lines of credit or cash borrowings to finance its reduced capital requirements.

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

YEAR 2000 COMPLIANCE

      The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company has made an assessment with regard to whether its own internal information systems are Year 2000 compliant. Since February 1999, in addition to updating employee computers and workstations, the Company has upgraded various accounting, telecommunications, customer care systems and transaction systems at an aggregate cost of approximately $150,000, with systems that are warranted by the vendors to be Year 2000 compliant. To the extent the Company purchases additional systems, it will require that such systems are warranted by the vendors to be Year 2000 compliant. The Company's existing vendors have assured the Company that such systems are warranted to be Year 2000 compliant. The Company employs a Director of Operations who oversees information systems and whose responsibilities include oversight of Year 2000 compliance. The Company does not separately track the internal costs incurred for Year 2000 projects, which are principally the related payroll costs for its information systems personnel. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no assurance that costs incurred to address unanticipated issues would not have a material adverse effect on the Company's business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes, based on an internal assessment, that the Company's telecommunications hardware and current versions of its software products are Year 2000 compliant. The Company has no plan to ascertain whether the internal systems and products of its potential future customers are Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its services related to Year 2000 issues, there can be no assurance that it will not in the future be required to defend its services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any of our liabilities for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to its systems or systems acquired from vendors. Contingency plans will be developed if the Company identifies instances of noncompliance and such noncompliance is expected to have a material adverse impact on our operations. The cost of developing and implementing such plans may itself be material. However, the Company does not currently believe that such contingency plans will be required due to its use of alternative technology systems at the Company's call center.

     Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of, and has no plan to address problems associated with, such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, Year 2000 compliance might not be achieved without significant additional costs to the Company.

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

     On August 16, 1999, the Registrant consummated a private placement pursuant to which it sold 13.5 units for gross proceeds of $675,000 and, on September 15, 1999 sold an additional unit for gross proceeds of $50,000. Each unit consisted of 40,000 shares of the Registrant's common stock. In connection with such private placement, the Registrant sold an aggregate of 580,000 shares of common stock for gross proceeds of $725,000. Proceeds of the financing were used for the payment of certain obligations and to fund working capital requirements of the Registrant and for general corporate purposes. The Registrant relied upon the exception provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), in connection with the issuance and sale of such shares.

     On August 2, 1999, the Registrant acquired all of the assets of Web Trafic Inc., a privately held company. In connection therewith, the Registrant retained a management firm operated by the former President of Web Trafic Inc. to assist the Registrant in developing its Internet division and, in consideration therefor, issued to such management firm 100,000 shares of the Registrant's common stock. The Registrant relied upon the exception provided by Section 4(2) of the Act in connection with the issuance and sale of such shares.

    On August 20, 1999, the Registrant acquired all of the assets of Sports & Entertainment Marketing International, Inc. ("SEMI"), a privately held company, and, in consideration for such assets, issued to SEMI 200,000 shares of the Registrant's common stock. The Registrant relied upon the exception provided by
Section 4(2) of the Act in connection with the issuance and sale of such shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
                  11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

                  27     Financial Data Schedule (For SEC Use Only)

                  99.1 Purchase Agreement between the Company and Sports & Entertainment Marketing International, Inc.

(b)      Reports on Form 8-K:
                         The Company did not file any reports on Form 8-K during the thirteen weeks ended October 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TeleHubLink Corporation



Date:  DECEMBER 17, 1999            By:  /s/ BRUCE W. YOUNG
                                         ----------------------------------
                                         Bruce W. Young
                                         President

Date:  DECEMBER 17, 1999            By:  /s/ DOUG MILLER
                                         ----------------------------------
                                         Doug Miller
                                         Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)