Form 10KSB
period 2000-01-29
TELEHUBLINK CORP
filed 2000-07-19
CIK 931073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended January 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period ____________to____________

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

TITLE OF EACH CLASS REGISTERED:     Common Stock, par value $.01:
------------------------------      Redeemable Warrants, each to purchase
                                    one share of Common Stock


Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year: $1,151,827

                 The aggregate market value of the voting stock
                    held by non-affiliates of the Registrant
           (based on the price the stock closed at on July 18, 2000)
                        was approximately $120,000,000.

       The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of July 18, 2000 were 26,585,106.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             TELEHUBLINK CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                                     for the
                       FISCAL YEAR ENDED JANUARY 29, 2000


                                TABLE OF CONTENTS

                                                                            PAGE

PART I
               ITEM 1.     DESCRIPTION OF BUSINESS                             3
               ITEM 2.     DESCRIPTION OF PROPERTIES                          15
               ITEM 3.     LEGAL PROCEEDINGS                                  15
               ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS                                            16

PART II
               ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                           MATTERS                                            17
               ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATIONS                                         18
               ITEM 7      FINANCIAL STATEMENTS                               25
               ITEM 8      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE                25

PART III
               ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                           OF THE EXCHANGE ACT                                27
               ITEM 10     EXECUTIVE COMPENSATION                             29
               ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT                                     33
               ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     35
               ITEM 13     EXHIBITS, LIST AND REPORTS ON FORM 8-K             36

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

BACKGROUND

     TeleHubLink Corporation, formerly known as What A World!, Inc., ("WAW") (the "Company") was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, we operated as a mall-based specialty retailer. In May 1997, we sold substantially all of our assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities. The completion of this sale terminated our active operations, and for the period May 1997 through February 3, 1999, we sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination.

     In February 1999, we acquired the outstanding capital stock of Tele Hub Link Corporation (TeleHub), a privately held company organized under the laws of the Province of Ontario, Canada. TeleHub was engaged in the business of providing teleservices to business clients. We acquired all the outstanding capital stock of TeleHub from the TeleHub shareholders in exchange for an aggregate of 13,011,339 shares of our common stock. As a result of this transaction, TeleHub became a branch or operating entity of the Company. In connection with the TeleHub transaction, we changed our corporate name to TeleHubLink Corporation.

     For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The Securities and Exchange Commission ("SEC") staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair market value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital. As a result of this and other transactions, the Company will restate its quarterly financial statements, for the year ended on January 29, 2000. The majority of these transactions are not cash related valuation items and do not affect the Company's liquidity, cash and operating capabilities (See MD&A)

     As a result of the 1997 sale of our assets, the TeleHub transaction and other recent acquisitions, we currently operate as a holding company. Substantially all of our assets consist of our ownership of the capital stock of our subsidiaries and we conduct our operations through our branches or subsidiaries. Consequently, references to "we" "us", "our" "THLC" or the "Company" are to TeleHubLink Corporation and our subsidiaries, taken as a whole, unless the text requires otherwise.

OVERVIEW

     We separate our company's function into the following business areas:
Secure Wireless Encryption Technology, Internet Customer Contact Service Center and Telecom Services.

     SECURE WIRELESS ENCRYPTION TECHNOLOGY

     In January 2000, we acquired all the issued and outstanding shares of capital stock of wirelessEncryption.com, Inc. ("WEC") in exchange for 5,000,000 shares of our unregistered common stock with a value of $14.5 million. The Company's former Chairman, Stanley Young, who co-founded WEC, is a principal shareholder of the Company and of WEC. WEC is developing, under its trademark, iNSECT(TM), a technology which we believe may, if successfully developed, permit ultra-secure communication signal protection and enhanced communication signal recovery iNSECT(TM) is based on advanced cryptographic and mathematical principles and sophisticated signal processing techniques, for wireless and Internet communications and other data transmission methods. We believe that this technology, if successfully developed, can be embedded in low-cost microchip devices known as application specific integrated circuits, or ASICs, which are used in mobile and hard wired telephones, computers, fax machines, fiber optic transmission devices, and smart cards. The simulation of our iNSECT(TM) technology is conducted using two computers that represent sending and receiving parties. The simulation produces a transmission of data, in an advanced compressed, encrypted and "smeared" form, on one computer, and decompresses or "de-smears" on the other computer after authentication. The simulator is expected to be used to analyze what the characteristics and detailed behavior of the ASIC will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time. We believe that our technology may offer a cost effective solution to wireless device manufacturers such as cellular phones manufacturers. Some competitive technology solutions are not from transmission to reception. They may be secured from the signal to the nearest tower but may be unsecured from any point in the transmission thereafter or to the receiver.

     In March 2000, we acquired all the outstanding equity of COMSEC Solutions, LLC, a technology-consulting firm with expertise in the fields of encryption, authentication and Web and e-commerce security. We believe that the acquisition of COMSEC and the hiring of its founder and sole stockholder, as our Vice President of Cryptography, will enhance our internal technical team developing our iNSECT(TM) technology. We believe that this acquisition brings additional talent with the technical expertise needed for our secured wireless encryption technology business.

     In April 2000, we announced the completion of the iNSECT(TM) simulator. Our simulator is intended to be used as an engineering and business development tool to demonstrate the secured wireless encryption technology iNSECT(TM). We believe if this technology is developed, tested, and accepted by the industry, we may be able to offer original equipment manufacturers (OEM's) and others a family of low-cost ASICs that may provide security or enhanced signal recovery or both. This may also allow us to license this technology to others on a per-unit royalty basis. The Company intends to subcontract the manufacture of ASICs to existing manufacturing companies. This microchip may allow us to license the use of the iNSECT(TM) technology to third parties.

        We cannot assure you that we will successfully complete the development and testing of our technology, obtain any patent protection for our technology or that our technology will not infringe the intellectual property rights of others or that we will achieve commercial acceptance of our technology.

INTERNET CUSTOMER CONTACT SERVICE CENTER AND TELECOM SERVICES

        INTERNET CUSTOMER CONTACT SERVICE CENTER

      We are in the process of developing our Internet Customer Contact Center in which we plan to consolidate existing technology offering traditional voice, voice over Internet Protocol (IP), video over IP, chat, e-mail and fax. The Company plans to offer business clients the opportunity to outsource their customer care functions in a cost-effective manner. Our customer contact center may utilize an integrated mix of traditional call center and e-commerce customer services for our clients that require "customer care." In the past online consumers were obliged to communicate by phone or e-mail with a Web-based company to obtain responses to inquiries concerning a company's products. New computer telephony integration and Internet telephony technologies allow consumers to have live interactions via the Internet with sales and technical support personnel. We envision that our customer contact center will be a support facility in which our customer contact representatives will interact with our clients' customers over multiple communications channels, including traditional telephone, fax, e-mail and online voice and data exchange via the Internet.

     The customer contact center's services are planned to consist of traditional outbound teleservices, such as customer satisfaction and preference surveys; direct selling marketing, client relationship programs and traditional Internet-related inbound telecommunications services. Other services involve responses to a variety of customer requests, including inquiries, billing questions, complaints, direct mail response, order processing and technical support.

       TELECOM SERVICES

     Our Telecom Services business is a multi-station call center located in Montreal, Canada. Telecom services are provided through facilities known as call centers. Call centers establish the direct communication by telephone of information to, and from, current and prospective customers of the call center's business clients. Generally, the teleservices provided by call centers provide call center-initiated, or "outbound," teleservices and responding to, and managing, customer-initiated, or "inbound," calls. Outbound teleservices consist primarily of direct marketing and sales activities initiated on behalf of a call center's business clients. Inbound teleservices consist of the processing of incoming phone calls, often placed by customers using toll-free telephone numbers, for product or service orders, customer inquiries, processing of credit and other consumer applications and customer and technical service. Call campaigns provided by call centers involve outbound and/or inbound calling programs that follow prepared scripts targeted at specific markets or customers previously determined by the call center business clients.

     We believe the telecom services business can expand by further providing "content" products to the industry. We plan to develop and sell group discount packages through teleservices companies that will, if successful, permit consumers to buy goods and services at reduced prices over traditional providers of brick and mortar retailers throughout North America.

BUSINESS STRATEGY

     SECURE WIRELESS ENCRYPTION TECHNOLOGY

 Our long-term strategy is to achieve broad market acceptance in North America and worldwide for our iNSECT(TM) secured wireless encryption technology, as a distributed trust platform for most wireless devices, computers, data storage devices (magnetic, optical disk and tape drives), related high-speed Internet access devices (excluding DSL and cable modems), personal digital assistants and the entertainment industry. We intend to do this for live voice, audio, video and data applications. To achieve this goal, we plan to complete the development of our iNSECT(TM) technology and begin testing our simulator of this technology in certain areas of the marketplace. We may pursue strategic relationships with wireless hardware manufacturers and companies involved in the development of secured wireless encryption technologies. We may also pursue strategic alliances with manufacturers and other companies through a licensing program using the iNSECT(TM) technology. We have focused on the research and development of the iNSECT(TM) technology that allowed us to develop a set of working simulator models of the technology. These simulators may be used to analyze what characteristics and detailed behavior of our ASICs will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time.

       However, in order to be able to make end-to-end communications security ubiquitous, we may also work closely with land-based telephony equipment manufacturers, whether these offer traditional circuit-switched based devices, or more recent packet-switched solutions, like voice-over-IP (Internet Protocol). We cannot assure you that the technology will achieve any significant market acceptance.

     INTERNET CUSTOMER CARE SERVICES AND TELECOM SERVICES

     We expect to provide comprehensive client solutions using telecommunications to facilitate our business clients' objectives. We will focus on developing relationships with clients and strategic partners. Through the combination of our inbound teleservices and traditional outbound teleservices and developing Internet-related telecommunication channels, we intend to provide our clients with a multi-service customer contact center or "HUB" that will link clients with their ultimate customers and other organizations across various complementary industries. The success of our "HUB" concept will be largely dependent on our ability to secure contracts and relationships with complementary customers and strategic partners, including marketing, sales and financial organizations

     Another part of our strategy is to expand our telecom services by providing content products to consumers through selected telecom call center clients. We plan on restructuring the existing call center in Montreal to support our existing business clients, new customers and expand into providing content to traditional North American teleservicing companies. We plan to transition from the traditional call center approach to an Internet Customer Contact Center, which will service Internet clients. We are in the early stages of developing the process of establishing a Web-based customer contact center which may provide these Internet-related inbound/outbound communications services.

MARKETS AND INDUSTRY BACKGROUND

    SECURE WIRELESS ENCRYPTION TECHNOLOGY

 The traditional circuit-switched communications infrastructure over which business, government and individuals have been conducting their affairs and transactions has given way to a revolutionary change whereby most communications start being handled over the packet-switched realm. This packet-switched realm is a natural offspring of the Internet revolution and we believe it is here to stay. It allows for fast, mobile and above all inexpensive communications. Consumers, government agencies and corporations are increasingly relying upon the Internet and Internet protocol-based networks and other modalities of voice and data transmission to conduct electronic commerce, ordinary, and sensitive and secure communications. The increasing proliferation of, and reliance upon, shared electronic information has caused voice and data security to become a concern of business, governments, educational institutions and consumers.

    This simple observation, in conjunction with the fact that in a typical communication session nowadays the source of transmission or its destination or both, may be actually moving from place to place, makes the security concern of pressing urgency and relevance. The personal computer (PC) in the early 1980's liberated the typical information technology user from the traditional enterprise mainframe-powered data-information center. The explosive growth of the cellular telephone industry and the Internet have liberated the many consumers from being obliged to operate from the vicinity of the telephone-jack and from a specific location next to the wall. People now can move around and conduct their businesses or lives with unprecedented mobility, ease and comfort. We believe mobility is established but communications security remains of the highest concern, except for the most mundane of applications like securing a credit card number when ordering something, or when issuing an instruction to one's broker to sell or buy specific shares. This amounts to security for communications of only a few sent bits and bytes of information. On the other side, we believe that our iNSECT(TM) secured wireless technology may provide a powerful solution for businesses, government, and consumers seeking security for their real-life heavy-content voice, audio, video and data transmissions.

     If we successful complete our iNSECT(TM) secured wireless technology, we plan to have a variety of microchips (ASICs) which may be designed to specifically offer four fundamental advantages simultaneously. These four characteristics are the cornerstone of our iNSECT(TM) technology.

1.  end-to-end security based on encryption and authentication,
2.  capabilities of operation at very high (broadband) speeds,
3.  significantly improved quality of reception and
4.  low-cost.

     Our ASIC's are planned to provide security by implementing among other things some mathematically very robust and fast encryption techniques, which are realized over two different layers of powerful cryptography. First, our iNSECT(TM) ASICs are planned to use symmetric key cryptography to actually encrypt the communications content. Second, these ASICs may be designed to utilize two different techniques; one is known as Diffie-Hellman and another one is the elliptic curve cryptography (ECC) realm, and more specifically the ECC-DH and EC-DSA algorithms.

     Before explaining what the iNSECT(TM) technology's unique characteristics are though, some fundamental descriptions are necessary.

     Cryptography is the process of encoding and decoding electronic messages using ciphers. Ciphers are sophisticated mathematical codes and algorithms used to enable the confidential transmission of electronic messages only to authorized persons. Digital cryptography is performed using a combination of symmetric ciphers and asymmetric ciphers. These ciphers achieve each of the basic data security elements of identification and of authentication to each other of the communicating parties, confidentiality, integrity and non-repudiation of the communication. Symmetric ciphers are commonly referred to as symmetric-key or secret-key cryptography and asymmetric ciphers are commonly referred to as asymmetric-key or more commonly public-key cryptography.

     Both symmetric-key and asymmetric-key cryptography use an encrypting and a decrypting key. The key in general is a unique, long and complex to memorize number that is input to the mathematical algorithm, or the cipher, used to encrypt or decrypt the message. In a symmetric-key cryptography the encrypting key and the decrypting key, which is secret, are identical. To transmit a message, a secure key exchange must first be performed so that the key can be shared with the intended recipient of the message. In asymmetric-key cryptography the encrypting key, which is a public key, and the decrypting key, a secret key, are different numbers but they work together in a unique combination. One specific public key only works with one and only one specific private key and vice versa. The public key can be publicly distributed to authorized recipients without risk of security breach. The private key must always remain secret with the owner of the key. The owner of the private key can only decipher messages encrypted by anybody in possession of the public key. The reverse operation of encrypting a message with the private key makes it possible to anybody who has the public key, easily obtainable from public directories, to decipher the message that only the owner of the private key could obtain. This is the definition of a digital signature.

     Because asymmetric cryptography allows for wide distribution of the encrypting key, it permits secure communications among a large group of people without requiring manual distribution of the key. We believe the problem that it traditionally suffers from is the potential lack of trust in the authenticity of directories within which one finds public keys. Therefore, asymmetric-key cryptography relies on the generation of so-called digital certificates, which are small data structures attached to a message, signed digitally by somebody one trusts, called a digital certification authority that can be used to provide the user authentication, data integrity and non-repudiation elements of the information security system.

     Another major characteristic of public-key cryptography is that it is based on the use of extremely complicated ciphers, so that encryption of large messages is very slow when compared to encryption using secret-key cryptography. In a communications realm, asymmetric-key cryptography is commonly used to protect symmetric keys as a sort of secure envelope within which they are transmitted to other parties. This is used for actual communications traffic encryption and it is always symmetric-key cryptography that must be used for bulk encryption of communications traffic.

     We said earlier that we plan to develop our iNSECT(TM) technology that may use two super posed layers of cryptography; symmetric key cryptography and Diffie-Hellman or the elliptic curve cryptography (ECC).

(a) On the bottom layer, right at the traffic level, our iNSECT(TM) ASICs are expected to use symmetric key cryptography to actually encrypt the communications content, which for all practical purposes is considered as digital data. This is so, because voice, audio and video communications nowadays are nothing else than the transmission of bits from the digitized voice, sound and video. The traffic encryption is done using actual data encryption keys of 198 or 256 bits, and these encryption keys change automatically and transparently for the user and in complete synchronization between transmitter and receiver every few micro or milliseconds. This may happen in a very randomized non-periodic sequence and frequency, which is unique and different each and every time a user initiates a new communications session with another party. These symmetric encryption keys will be generated simultaneously by the transmitting and receiving ASICs. This is based on industry tried and tested, powerful, robust and essentially irreversible mathematical mechanisms like the secure hashing function (SHA) which is designed by the National Security Agency
     (NSA). We believe there is no known way that an attacker can use to reverse the process, discover the actual keys and proceed with decrypting the secured session. Even if accidentally an attacker happens to discover by chance one of these keys they cannot discover any other key, as the key will soon change and the attacker may only get a glimpse of a few milliseconds or thousandths of a second of plaintext traffic. The attacker may barely get enough information to even know what vowel or consonant was being uttered if any at all, much less to decipher a meaningful part of a communications session.

(b) On the top layer, our planned ASICs may be designed to use two different techniques; one is known as Diffie-Hellman ("DH") and another is the elliptic curve cryptography (ECC) realm, or more specifically the ECC-DH and EC-DSA algorithms.

     The Diffie-Hellman protocol allows communication devices to exchange among them extremely large numbers, which once fed into an appropriate series of intricate mathematical calculations on each side, allow the generation by the two or more simultaneously communicating ASICs of a huge secret number that is called the session key. This number is changed every time a new session is established. We believe it is an established scientific fact that no way is known for the session key to be calculated by an eavesdropping party. The session key is the basis of the generation of the subsequent encryption keys and it serves as a secure envelope for the transmitting ASIC to communicate to the receiving ASIC its choice of the first actual traffic encryption key. From that point and beyond, the communicating ASICs may be able to sustain the secure session simultaneously and without any help from each other.

     The ECC-DH is an optimized fast hardware implementation of the IEEE P1363 standard that also serves as the base of an elaborate PKI (public key infrastructure). A powerful standardized PKI is the base for digital certificates and it may in the future allow our planned ASICs to digitally sign encrypted traffic using the standard EC-DSA algorithm. It may also guarantee the authentication of communicating devices to each other based on a globally acceptable legal framework that would enable and empower such digital transactions.

     The elliptic curve cryptography field is a sophisticated area of advanced mathematical techniques, which are based on third degree polynomials defined over special groups of very large numbers, called finite fields, and which are characterized by intricate definitions even of simple properties like addition, multiplication and exponentiation. From a set of specific geometric points on an elliptic curve, one can calculate through these techniques other points in a way that the inverse calculations are intractable for an attacker and therein lies the security of the technique. The levels of complexity are the choice of finite fields among gigantic quantities of choices. For each chosen finite field there are truly astounding choices of elliptic curves. Very few of them are adequate for a cryptographically secure protocol. Finding them is not an easy task. Even among these few curves, if somebody chooses one, it still is intractable which specific points on it one uses because there are numerous points on a curve. Elliptic curve cryptography (ECC) is characterized by sophisticated algebraic calculations that we believe nobody knows how to invert. It can however be run on small computing resources, with very small time needed, as compared to other public-key cryptographic techniques. It has computational agility and capability to be functional under truly limited resources, small battery-based power supply and little available memory. This has attracted the attention among others of the smart-card industry, where chips are embedded for example into plastic credit cards. Its speed of operation, as compared to other PKI techniques is very good as it can be seen that with an ECC approach one can digitally sign a document in a fraction of the time needed by other competing PKI techniques, like for instance RSA's, a potential competitor using large number factorization technique.

     Elliptic curve cryptography is the base of our PKI and it is a standard technology for secure Internet-based commerce and communications. PKI helps ensure the integrity and privacy of information being transmitted and verifies the identity, authenticity and authority of the sender and the recipient of that information. We believe that continued expansion of electronic commerce will require the implementation of improved PKI security measures which will irrefutably verify the identity of a party and ensure that the information being transmitted between that party and the other party is kept private. We also believe that the security required to expand electronic commerce and communication will be provided through the advancement in PKI of mathematical formulas and techniques through global standardization bodies like the IEEE. This is one of the major areas of the company's ongoing research and development activities.

     A password or personal identification number (PIN) is usually used to authenticate a user's identity. Because both of these approaches are vulnerable to decoding or observation and subsequent use by unauthorized persons, they are less secure than if used with tokens. Tokens are small devices ranging from simple credit card-like objects, rings, proximity cards and plastic keys to more advanced secured tokens, including smart cards, PKI cards and PCMCIA cards. For greater protection, two-factor identification and authentication is implemented by combining tokens with a password or personal identification number to verify authentication of the user. For added security, three-factor authentication, which consists of a token, password and biometric comparisons, can be implemented. We believe the next generation of cellular telephones and communication devices with an embedded smart card reader may offer platforms that can exploit similar capabilities. We intend to be able to fully cater to these needs.

     We mentioned earlier that the basic element of PKI is the digital certificate. Digital certificate technology provides an advanced form of authentication and secures key exchange. PKI digital certificates are specifically prepared software files through which the sender can digitally sign a message with a unique identification code. The recipient of the message can authenticate the identity of the sender and verify the integrity of the data through the user of a trusted third party known as a certificate authority by obtaining the sender's public key from the certificate digitally signed by the mutually acceptable digital certificate authority. The uniqueness of the certificate in conjunction with a trusted time stamp provides for non-repudiation, which prevents the sender from denying that he or she sent the message. The ability for non-repudiation is not available with less sophisticated techniques. With the development of secure token technology, digital certificates can now be incorporated into smart cards, PKI cards and PCMCIA cards and provide an information security system that provides two-factor identification and authentication or three-factor identification and authentication with the incorporation of biometric technology. We intend for our developing technology to address these potential needs of the market.

     Currently, three types of PKI are considered to be both secure and efficient (a) large integer factorization, also known as RSA, (b) digital signature algorithm, or DSA; and (c) elliptic curve cryptography or ECC, which is considered to be the most efficient public key system known. We believe that ECC, which our technology implements, offers security at least equivalent to RSA and DSA while using much smaller key sizes and that the attractiveness of ECC will increase as computing power improvements force a general increase in key size. The benefits of this higher-strength-per-bit include higher speeds, lower power consumption, bandwidth efficiencies, storage efficiencies, and smaller digital certificates.

     These potential advantages are particularly beneficial in applications where bandwidth, processing capacity, battery-power or memory-storage availability may be constrained. Such applications include smart cards, electronic commerce systems, web servers, cellular telephones and pagers.

     We believe that current solutions to the problem of encryption of high-speed wireless voice and data transmissions are essentially software-based using in most successful cases so called block ciphers like data encryption standard (DES) and more recently Triple DES. These techniques as well as the upcoming advanced encryption standard (AES) require the use of very expensive microprocessor chips to execute the software. Our planned solution is hardware-based and encryption is done using several advanced stream ciphers, which effectively encipher bit per bit, as opposed to block ciphers, which encipher block per block. A block is currently a chunk of 64 bits from the communications content and it soon, as defined in the AES requirements, will be 128 bits of length. Block ciphers require significant area in silicon to incorporate all the massive circuitry needed to manipulate simultaneously so many bits at a time and this is reflected in the prohibitively high cost of the integrated circuit (ASIC) that would be based on such an approach. Our developing technology will be based on stream ciphers instead.

     Stream ciphers have traditionally suffered by a specific problem called "loss of cryptographic synchronization". As the cipher engines at the transmitter and receiver must be simultaneously operating on the same bit to ensure intelligible communication, even one single lost or corrupt bit can throw off the session altogether. This loss can happen easily especially in a wireless transmission due to noise, interference, shadowing and reflection from obstacles, trees, and high-rise buildings. Advanced digital signal processing techniques may be embedded in our planned ASICs. This may treat the binary encrypted traffic as fast-changing analog signal and encode it in such a way that it expands the energy of each bit over several thousands of other adjacent bit slots. Then this may make the signal more resistant to loss and interference and errors. This part of our development of ASICs is a signal recovery engine that recovers at the receiver the signal in many cases and it presents the stream ciphers most often with a faithfully reconstructed bit-stream for decryption. This same capability of our planned ASICs is precisely responsible for the improved quality of reception. This could lead to higher user satisfaction because phone calls may not be dropped as easily due to the improved link quality.

     We believe that application-specific integrated circuits, or ASICs, incorporating our developing technology may provide (a) a low cost solution to the cellular phone or wireless device user in need of among other things (b) end-to-end security, (c) operability at the high-speeds of the broadband networks of the future, while (d) improving the quality of the communications link. This may encourage manufacturers of cellular phones and other wireless devices to adopt our technology when successfully developed. We believe that completion of the development, testing and the commercialization of our technology may present a significant growth opportunity for us. However, we cannot assure you that we will be successful in developing the technology or achieve commercial acceptance of it.

     INTERNET CUSTOMER CONTACT SERVICE AND TELECOM SERVICES

      Traditionally, businesses that have included teleservices in their marketing and customer service programs have primarily used in-house personnel and facilities. We believe that businesses are increasingly outsourcing their telephone-based marketing and customer services needs to third party providers as part of overall efforts to reduce costs and focus internal resources on their core competencies. Also, we believe the teleservices industry has stronger growth potential since the Internet has emerged and is fast becoming part of every company. Timely and effective customer care develops and strengthens customer loyalty that is critical for companies to remain competitive. We believe one of the challenges for Internet companies is the lack of positive customer care. Outsourced teleservicing with technology may provide advantages over internal operations, including the ability to reduce marketing infrastructure, labor, training, facilities and specialized equipment, while maintaining or improving operating efficiencies related to customer contact and support.

     Companies that outsource their customer care activities are likely to demand an integrated customer care provider that can deliver consistent support across multiple communication channels voice, video, fax and the Internet. In addition, being able to provide an end-to-end solution is expected to be a key competitive factor. In particular, the Internet has created a new market for customer care. Forrester Research shows that 75% to 90% of online customers prefer human interaction. Research also indicates that spending on Internet and e-commerce services, including customer support services, may grow to $22 billion by 2002. As e-commerce grows, companies are seeing an increasing percentage of their revenue becoming dependent on their ability to service customers over the Internet.

     We believe the success of our Internet customer care and telecom services will depend upon our ability to provide the level and quality of services our business clients need. We expect to develop a competitive advantage by providing value-added services, which may generate business. Presently, we do not have any long-term agreements and cannot assure you that we will receive any long-term agreements or binding commitments pertaining to our Internet customer care or telecom services business.

COMPETITION

     SECURE WIRELESS ENCRYPTION TECHNOLOGY

     The security encryption industry is a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Other companies in this industry have greater financial, technical resources, greater name recognition and more extensive customer bases that provide them with a substantial advantage over us.

     Our iNSECT(TM) technology, if successfully developed and commercialized, could compete with the existing encryption companies who use either current technologies like the Diffie-Hellman cryptographic key exchange, or technology that cannot address the high-speed requirements of the coming broadband multimedia networks.

     We are aware of some security encryption businesses that may compete with us, and current and evolving technologies that may provide some of the attributes of our technology. We are not aware competitors who provide all of the characteristics of our technology. Some of those technologies may have an entirely different approach of accomplishing the desired effects of the products being developed by us. We cannot assure you that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than our potential technology.

     We expect to be subject to competition from producers of software based unlocking systems or possibly expensive hardware-based controllers as compared to our hardware technology. One of our significant competitors would be RSA Data Security ("RSA"), which has recently announced its intention to begin supplying systems software for security management. Some of our other significant voice/data security competitors would include Certicom Corporation ("Certicom") and WatchGuard Technologies.

     Software providers such as Certicom, RSA, and WatchGuard Technologies provide software solutions to resolve security issues for small packets of bits in limited applications. These solutions currently are not capable of handling high-speed (broadband) transmission. They are DSP oriented meaning they have either a very expensive chip or require software to run on their DSP. We believe this prohibits their desirability or suitability to run broadband (high-speed) applications in the future. These solutions also require powerful and expensive microprocessors. We believe that our technology may offer a cost effective solution to wireless device manufacturers such as makers of cellular phones. Some competitor technology solutions are not end-to-end secure or from transmission to reception. They may be secured from the signal to the nearest tower but may be unsecured from any point in the transmission to the receiver. We believe some of these software providers may become a key strategic partner to us. We may consider licensing some of their technology and perhaps utilize some of their same silicon foundry for our manufacturing. We also believe they may be primary candidates to license our intellectual property (IP) cores to be integrated into their own integrated circuits.

           INTERNET CUSTOMER CONTACT CENTER AND TELECOM SERVICES

     The markets for our content products and services are intensely competitive and are characterized by changing technology and industry standards, evolving user needs and the frequent introduction of new products and services.

       The customer communications industry, which includes traditional call centers and interactive customer contact centers, is extremely competitive and highly fragmented. Our competitors range in size from very small private companies, offering special applications or short-term projects, to very large public companies and the in-house operations of potential clients. Currently, our Canadian competitors include Vox Data Inc., the Equinox Group, Sodema and Transcontinental Technologies Inc. Large U.S. independent customer service companies such as APAC TeleServices Inc., Electronic Data Systems, MATRIXX Marketing Inc., SITEL Corporation, Stream International Holdings Inc., Sykes Enterprises Inc., Precision Response Corp., West TeleServices Corporation and Protcol Communications, Inc., may also exert intense competitive pressure on us in the U.S. market. In addition, some of these large teleservice companies have recently opened or acquired interactive customer contact centers in Canada and may offer increasing competition as their Canadian presence grows. Providers of other forms of advertising and marketing media, such as direct mail, television, radio and online services, also offer us varying degrees of competition. We compete with the internal marketing capabilities of our own potential business clients. These business clients have their own significant internal teleservice, marketing and sales capabilities.

     Much outsourced customer communications work is contracted on an individual project basis, with many projects being allocated among various customer communications providers. This may force us to compete frequently with other providers as individual projects are initiated or reallocated. The low barriers to entry to this industry and rapid growth of e-commerce may attract many new competitors, some of which may be substantially larger and better capitalized than we are. Entry into the Canadian market may be especially heavy as a result of the Canadian dollar's current low exchange rate against the U.S. dollar. We believe that the principal competitive factors in our industry will be price, quality, service and responsiveness to clients' needs.

INTELLECTUAL PROPERTY

     With respect to our iNSECT(TM) secured wireless encryption technology, telecommunications encryption and signal recovery enhancement technology, we currently depend substantially on our proprietary information. In order to protect our proprietary information, we presently and/or in the future will rely on a combination of patents, copyrights, trademarks, trade secrets, employee and third-party non-disclosure agreements, technical measures and other methods to protect our proposed products and other proprietary information and know-how. With respect to licenses of our technology to third parties, we presently and/or in the future expect to rely on license agreements with any potential licensees of our technology, which would contain non-disclosure provisions.

     In the future, we plan to file several patent applications with the United States Patent and Trademark Office, as well as in foreign countries, for protecting our technological innovations in selected markets globally. Obtaining patent protection for one or more products, however, may require the expenditure of substantial resources. In particular, we expect to expend substantial resources on attorney fees and administrative costs for patent application preparation and prosecution. The period of time between the filing of a patent application and the issuance of a patent can be several years. In some circumstances, the rapid pace of technological advancements can render the subject matter of an earlier filed patent application obsolete before the patent application can be prosecuted to issuance. After a patent is issued, the patent holder has the exclusive right to stop other from making, using, selling, or offering for sale the claimed invention for 20 years from the date of filing the patent application in the U.S. In enforcing these exclusive rights by the patent holder, potential infringers can challenge the validity of the patent for numerous reasons.

     Our protection measures and non-disclosure agreements may not be adequate to prevent misappropriation or provide any meaningful protection for our proprietary technology in the event of misappropriation. Further, others may independently develop substantially equivalent or superior technologies or duplicate any technology we develop. We cannot assure you that these measures will prove sufficient to prevent misappropriation of our intellectual property or to deter third-party development of similar products. Our technology may infringe the patents, copyrights or other intellectual property rights owned by others, however, we are not aware of any pending material conflicts concerning our intellectual property.

     We may also be at risk when we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of our rights may be ineffective in foreign markets, and technology manufactured or sold abroad may not be protectable in jurisdictions in circumstances where protection is ordinarily available in the U.S.

     We believe that, due to the rapid pace of technological innovation for security products, our ability to establish and, if established maintain, a position of technological leadership in the industry, is dependent more upon the skills of our development personnel than upon legal protections afforded our existing or future technology.

GOVERNMENT REGULATION

     Our iNSECT(TM) technology may be controlled under various United States export control laws and regulations and may require export licenses for certain exports outside of the United States and Canada. We have not applied for any export license from the U.S. Department of Commerce for the sale and export of our proprietary technology.

     Our current and planned customer communications operations are subject to various Canadian federal and provincial and U.S. federal and state laws and regulations. Specifically, we are required to comply with Canadian and U.S. laws and regulations as they pertain to telephone sales practices. We have established and will continue to maintain operating procedures designed to comply with all applicable rules and regulations. We do not anticipate that such compliance will require us to incur significant additional expenses.

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

     In the U.S., the rules promulgated by the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 limit the hours during which teleservicers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, among other things, require teleservicers to make certain disclosures when soliciting sales. Furthermore, the U.S. Telemarketing Fraud Prevention Act of 1997 imposes penalties for persons convicted of telemarketing fraud, requires teleservicers to disclose information to further investigations of telemarketing fraud, and purports to extend jurisdiction to foreign teleservicers who may be responsible for fraud inside the U.S.

     A number of states in the U.S. have enacted or are considering enacting legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be finalized unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. Other states require third-party verification for this sort of solicitation.

     From time to time, bills are introduced in the U.S. Congress, which, if enacted, could regulate the use of credit information. In addition, legislation could be introduced in the future with respect to the use of the Internet, including regulations relating to its use in connection with customer care and service. We cannot predict whether any of these types of legislation will be enacted and what effect, if any; it would have on the customer communications industry or us.

     The industries served or proposed to be served by us are also subject to varying degrees of government regulation. We generally require clients to indemnify us against claims and expenses arising with respect to services we perform on their behalf. To date, we have not been held responsible for regulatory noncompliance by a client.

EMPLOYEES

     As of January 29, 2000 we employed 85 persons, including five in sales and marketing, seven in administration, two in information systems and 68 call center representatives (including five supervisors). We currently hire our call center representatives as employees on a required basis predicated by our volume of business.

ITEM 2.   DESCRIPTION OF PROPERTIES

     Since September 1998, we have leased 6,812 square feet of office space at 1000 St. Antoine Street, Suite 600, Montreal, Quebec, H3C 3R7, Canada under a lease with Entreprise Point Zero dated August 21, 1998. The lease is scheduled to expire October 31, 2003, unless terminated earlier in accordance with the terms of the lease. The lease provides for a minimum monthly rent of approximately $5,810 per month. In March 1999, we exercised an option under the lease to expand into an additional 2,900 square feet adjacent to the existing office space at an additional monthly rental charge of approximately $2,175 (with the lessor granting us free rental for the months of April and May 1999). We do not anticipate encountering any difficulties in obtaining future leased space for the call center operations.

     In April 1999, the company established its central headquarters in a facility located at 24 New England Executive Park, Burlington, MA, which we share with Young Technology Fund ("YTF"), an affiliate of Stanley A. Young, the former Chairman of the Company and a substantial stockholder. YTF leases approximately 4,000 square feet of office space at such location and we expect to utilize, on a month-to-month basis, up to 2,500 square feet, at a cost of approximately $6,500 per month. The Company believes this is a fair market rent for the space and location provided. The lease expires on February 28, 2001 and the Company expects to relocate prior to the expiration date.

     On June 5, 2000, we entered into a lease with Clic Properties Inc. Regina, Saskatchewan, Canada, at 300 Leo Parsieau, Suite 1700, Montreal, Quebec, H2W2P4 for approximately 15,241 square feet, which will be used for our Internet Customer Contact Center.

     On June 15, 2000, we entered into a lease with Harry G. Linah, Jr. of South Middleton Township, Cumberland County, Pennsylvania, for approximately 3,500 square feet, which will be used for our Cryptographic engineering group in Carlisle, Pennsylvania.

     The Company intends to enter into a lease with Archon Group, L.P., at 1700 West Park Drive, First Floor, Westborough, Massachusetts, for approximately 3,215 square feet, which will be used for our Technology division.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of our business. We do not believe that any such claims or lawsuits will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the company's security holders during the fourth quarter of the fiscal year ending January 29, 2000.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       MARKET INFORMATION

     The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the common stock on the Over-the-Counter Bulletin Board ("OTC-BB"). During fiscal 1999 and prior to the TeleHub transaction, the company's common stock traded under the symbol "WHAT" on the OTC-BB system maintained by the National Association of Securities Dealers ("NASD") or in the over-the-counter "pink sheets". Subsequent to the TeleHub Transaction, the company changed its symbol to "THLC" from "WHAT." * Note.

                                                                          CLOSING BID                  CLOSING ASK
FOR THE FISCAL YEAR ENDED JANUARY 30, 1999                             HIGH           LOW          HIGH            LOW
------------------------------------------                           --------      --------      --------       --------
First Quarter (February 1 through May 2, 1998)                       $ 0.3750      $ 0.2500      $ 0.6250       $ 0.3750
Second Quarter (May 3 through August 1, 1998)                        $ 0.3125      $ 0.2500      $ 0.5000       $ 0.3750
Third Quarter (August 2 through October 31, 1998)                    $ 0.3125      $ 0.1536      $ 0.4063       $ 0.2813
Fourth Quarter (November 1, 1998 through January 30, 1999)           $ 0.3750      $ 0.1536      $ 0.5938       $ 0.2813
                                                                          CLOSING BID                  CLOSING ASK
FOR THE FISCAL YEAR ENDED JANUARY 29, 2000                             HIGH           LOW          HIGH            LOW
------------------------------------------                           --------      --------      --------       --------
First Quarter (January 31 through May 1, 1999)                       $ 0.7500      $ 0.3125      $ 0.8750       $ 0.4375
Second Quarter (May 2 through July 31, 1999)                         $ 1.9688      $ 0.4375      $ 2.0313       $ 0.5313
Third Quarter (August 1 through October 30, 1999)                    $ 1.7500      $ 0.8125      $ 1.9063       $ 0.9688
Fourth Quarter (October 31, 1999 through January 29, 2000)           $ 3.5000      $ 0.8125      $ 3.6250       $ 1.0313
                                                                          CLOSING BID                  CLOSING ASK
FOR THE FISCAL YEAR ENDED JANUARY 30, 2001                             HIGH           LOW          HIGH            LOW
------------------------------------------                           --------      --------      --------       --------
First Quarter (January 31 through April 29, 2000)                    $ 0.3750      $ 0.2500      $ 0.6250       $ 0.3750
Second Quarter (May 1 through July 14, 2000) (*Partial)              $ 0.3125      $ 0.2500      $ 0.5000       $ 0.3750

* NOTE: ON OR ABOUT JUNE 20, 2000 IN CONJUNCTION WITH THE COMPANY'S LATE FILING, AN "E" WAS ADDED TO THE COMPANY'S SYMBOL.

     The prices set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions and were provided by consultation with the NASD composite feed or other qualified quotation medium.

B.      HOLDERS

     On January 29, 2000 and of as July 17, 2000, as reported by the Company's transfer agent, shares of common stock were held by approximately 109 people and 140 people respectively, based on the number of record holders, including at least one who is a nominee for an undetermined number of beneficial owners.

C.      DIVIDENDS

     To date, the Company has not paid any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors. The Board's determination whether to pay dividends will depend upon the Company's earnings, if any, financial condition and capital requirements as well as other relevant factors. The Board of Directors does not intend to declare dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

     In February 1999, we acquired the outstanding capital stock of Tele Hub Link Corporation (TeleHub), a privately held company organized under the laws of the Province of Ontario, Canada. TeleHub is engaged in the business of providing teleservices to business clients. We acquired all the outstanding capital stock of TeleHub from the TeleHub shareholders in exchange for an aggregate of 13,011,339 shares of our common stock. As a result of this transaction, TeleHub became an operating branch of the Company. In connection with the TeleHub transaction, we changed our corporate name to TeleHubLink Corporation.

     For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The Securities and Exchange Commission ("SEC") staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $204,288 have been recorded at their fair market value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital.

     Since the consummation of the TeleHub Transaction, the Company, through it's operating branch TeleHub, has been engaged in the business of providing call center teleservices, including both inbound and outbound teleservices.

     The Company's long-term strategy is to migrate to a technology-based company. We intend to develop our secure wireless encryption technology business while providing cash from the other two businesses, Internet customer care service center and telecom services. This focus would re-direct the primary resources of the Company toward secure wireless encryption technology while attempting to drive cash-flow enhancing operations in the other businesses.

     The Company intends to build an infrastructure for the secured wireless encryption business that supports the development of the iNSECT(TM) technology. We plan to hire the necessary people to support all functional areas of the business. We plan to subcontract the manufacturing of the ASICs. We also intend to acquire companies that may enhance the internal development of the iNSECT(TM) technology including software engineering, cryptography and ASIC architecture.

     The Company intends to continue telecom services and provide call center services for the purposes of generating cash flow from operations to support its technology business. We believe the telecom services business can expand by providing "content" products to the industry. This year we plan to develop, acquire and sell group discount packages through teleservices companies that will, if successful, permit consumers to buy goods and services at reduced prices over traditional brick and mortar retailers throughout North America.

     During fiscal 2001, we plan to transition from the traditional call center approach to an Internet customer contact care, which will service Internet clients. We plan to provide various services to clients in the emerging electronic commerce service market through our Internet Customer Contact Center or World-Wide Assist business. Worldwide Assist is planning to provide a Web-based customer contact center which offers Internet-related inbound/outbound communications services.

     The Company's proposed plan of operation and prospects will be largely dependent on the Company's ability to successfully establish a technology development team, and establish and equip an Internet customer contact center on a timely and cost effective basis; hire and retain skilled technical, marketing and other personnel; successfully expand into the Internet market and attract and retain significant numbers of clients.

      RESULTS OF OPERATIONS OF THE COMPANY

     The following discussion relates to the Company operations for the year ended January 29, 2000 and the six-month period from inception (July 31, 1998) through January 30, 1999.

         Revenue for the twelve months ended January 29, 2000 and for the six months ended January 30, 1999 of $1,151,827 and $210,398, respectively, was derived solely from our Telecom Services segment. The revenue growth in fiscal 2000 can be attributed to a full year of operations with growth in clientele from both Canada and the U.S. markets.

          Cost of sales for the twelve months ended January 29, 2000 was $795,798 compared to $199,833 for the six months ended January 30, 1999. This increase in gross profit of $345,464 reflects the impact of a full year of operations with an overall increase in sales. During fiscal 2000, the Company was able to secure higher pricing for contracted services on the behalf of certain U.S. financial institutions.

         The stock based charges for the twelve months ended January 29, 2000 were $14,126,578 as compared to zero for the period from inception (July 31, 1998) through January 30, 1999. These non-cash charges were the result of the issuance of the Company's common stock and stock options at below fair value. In January 2000, the Company acquired all the issued and outstanding shares of capital stock of wirelessEncryption.com ("WEC") in exchange for 5,000,000 shares of its unregistered common stock with a value of $14.5 million. In connection with this transaction, the Company recorded the value of the distribution of the shares as follows: $1.8 million was allocated to the employment contract of its Chief Technology Officer, based on a preliminary independent valuation, and the remaining unallocated costs of $12.3 million was reflected as a non-cash stock-based charge for related promoter fees, compensation costs and financing costs.

         The Company also recorded a stock-based compensation charge of approximately $1.7 million relating to the February 1999 sale of its common stock. The non-cash charge reflects the difference between the price paid and the market value of the stock. In addition, the Company recorded approximately $157,000 in stock-based compensation charges relating to stock options grants to various employees, directors and outside third parties during fiscal 2000.

         Selling, general and administrative expenses for the twelve months ended January 29, 2000 were $2,219,131 as compared to $206,846 for the period from inception (July 31, 1998) to January 30, 1999. The major increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and growth of the Company. Outside services, including professional services amounted to the bulk of these costs. In addition, we recognized losses of approximately $425,000 on transactions related to certain acquisitions, which were disposed of or not concluded, such as Sports and Entertainment Marketing International, Inc. ("SEMI") and Platinum 2000. The balance of the increase is related to growth in infrastructure costs.

         Depreciation and amortization for the twelve months ended January 29, 2000 were $166,906 as compared to $23,437 for the period from inception (July 31, 1998) to January 30, 1999. The increase results from increased depreciation expense relating to additions of telecommunications equipment during fiscal 2000 and increased amortization expense relating to additions of intangible assets from the Web Trafic business acquisition and customer lists purchased during fiscal 2000.

         Since its formation in May 1999, the Company fully supported WEC through the issuance of unsecured promissory notes. Therefore for financial reporting purposes, the operating losses of WEC of $311,632 prior to the acquisition date have been included in the Company's operating losses. These expenses include salaries, professional fees and other costs incurred in connection with the development of the secure wireless encryption technology segment. The Company expects to significantly increase expenditures in the future due to the design and development of its secured wireless encryption technology.

         Interest expense for the twelve months ended January 29, 2000 was $319,519 as compared to zero for the period from inception, July 31, 1998, to January 30, 1999. This increase in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. The total amortization of the debt discount was $280,300 in fiscal 2000.

         No provision for income taxes has been recorded for the year ended January 29, 2000 and the period ended January 30, 1999 as the Company has incurred net operating losses for tax purposes. The Company has established a full valuation allowance because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception (July 31, 1998), we financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of subordinated convertible debentures and an equipment loan borrowing. At January 29, 2000, the Company had cash and cash equivalents of $26,549 and a working capital deficit of $1,549,134. At January 30, 1999, the Company had no cash and cash equivalents and a working capital deficit of $157,675.

      For the year ended January 29, 2000, and the period ended from inception (July 31, 1998) through January 30, 1999, cash used in operating activities amounted to $1,317,681 and $272,171 respectively. This increase in cash used in operating activities resulted primarily from costs in legal, accounting, outside consulting and loss on certain transactions related to certain acquisitions, which were disposed of or not concluded. The balance of increases included the opening of the Company's headquarters in Burlington, Massachusetts as well as increased personnel and operating losses in connection with development of secured wireless encryption technology.

      For the year ended January 29, 2000 and the period from inception (July 31, 1998) through January 30, 1999, cash used in investing activities amounted to $129,938, respectively. Cash used in investing activities in the period ended January 30, 1999 was to acquire telecommunications equipment and other property and equipment needs at the inception of the call center operations. Cash used in investing activities in the year ended January 29, 2000 was for the purchase of property and equipment and customer lists, offset by the $168,650 net cash received from the acquisition of businesses.

      For the year ended January 29, 2000, and the period ended from inception (July 31, 1998) through January 30, 1999, cash provided by financing activities amounted to $1,483,743 and $500,399, respectively. Cash provided by financing activities in the period ended January 30, 1999, resulted from the formation and subsequent issuance of common stock, which raised $297,533 and the approximately $203,000 obtained through an equipment loan with AT&T Canada. Cash provided by financing activities in the year ended January 29, 2000 resulted from the two private placement issuances of its common stock, which raised $915,214, and the $600,000 rose through the issuance of subordinated convertible debentures. The proceeds were used primarily for working capital and continued expansion of the Company's operations.

      In March 2000, the Company raised $8.1 million through a private placement sale of 2,699,999 shares of its restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share with GE Capital, ZERO.NET, Inc., First Global Ventures LLC and other individuals. The proceeds are planned to be used for the development of its' secured wireless encryption technology, the expansion of the telecom business and developing its business into servicing the Internet customer care market

      In July 2000, the Company received notice from the holders of the subordinated convertible debentures that they have chosen to convert the debt to shares of the Company's common stock. As a result, the Company will issue 1,200,000 shares of its common stock and issue 1,200,000 warrants at an exercise price of $2.00 per warrant. This conversion of the subordinated convertible debentures has substantially reduced a major portion of the Company's outstanding debt.

      Since its inception the Company has experienced net losses from operations and, as of January 29, 2000 had an accumulated deficit of $17,261,179. The Company expects to incur substantial additional expenses resulting in losses at least through the period ending January 27, 2001 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and Internet customer care business.

      If the Company's cash flow proves to be insufficient to fund operations, the cash available to the Company would satisfy its contemplated cash requirements for developing its secure wireless technology, on-going telecom service operations, and expanding its business into servicing the Internet market through at least January 2001. In the event that the Company does not provide sufficient revenue and operating cash to sustain this level of development and expenditure the Company would be required to seek additional financing and/or revise its plans, including making significant reductions in operating costs.

      The Company is planning to add additional financing from several sources, in order to add to existing cash available for operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

RESTATEMENT OF HISTORICAL QUARTERLY FINANCIAL STATEMENTS

      As a result of our year end audit, we recorded several adjustments in the fourth quarter that impacted our previously reported operating results for the three quarters of fiscal 2000. As a result, we will restate our previously filed quarterly financial statements on Form 10-Q. The significant adjustments relate to a non-cash compensation charge for the issuance of common stock and stock options, a non-cash charge for the beneficial conversion feature of the subordinated convertible debentures, a non-cash charge for the pricing modifications of warrants, the accounting for the WEC transaction and the reverse merger with WAW.

YEAR 2000

     The company did not incur material expenses in fiscal 2000 in connection with remediating its systems to become Year 2000 ready. The company is not aware of any material problems resulting from Year 2000 issues, either with its iNSECT(TM) technology, internal systems or the products and services of third parties. The company will continue to monitor its computer applications and those of its suppliers and vendors through the year 2000 to ensure that latent Year 2000 matters that may arise are addressed.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Under SAB No. 101, the staff has given guidance on numerous issues, including: treatment of nonrefundable cash received at the outset of an arrangement, recognition of net versus gross revenue for e-commerce and other intermediary sales, and other revenue recognition criteria related to contract accounting. The Company is required to adopt this guidance by the fourth quarter of its fiscal year 2001. The Company expects that adopting the guidance of SAB No. 101 will not have a material impact on its financial position or its results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2002 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS No. 133 will not have a material impact on its financial position or its results of operations.

     In March 1998, the Accounting Standard Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-01 requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. The standard, which the Company adopted in the first quarter of 2000, did not have a material impact on its financial position or its results of operations.

     In April 1998, the AcSEC issued SOP-98-5, Reporting Costs of Start-Up Activities. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. This standard, which the Company adopted in the first quarter of 2000, did not have any material impact on its financial position or its results of operations.

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

     FACTORS AFFECTING FUTURE RESULTS

     Our future operations are subject to various risk factors, including the following:

     The limited funds currently available to us may not be adequate for us to pursue our business objectives, and there is no assurance funds will be available from any source and, if not available, we will be required to limit our operations to those that can be financed from existing funds.

     We have a limited operating history and we cannot assure you that any of our future activities will be profitable.

     As a holding company, our success will depend on the operations, financial condition and management of our subsidiaries. If we do not have the resources or are otherwise unable to diversify our operation into a number of areas, we may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with our operations.

     We may be unable to successfully complete acquisitions of assets or shares of complementary companies which are necessary to expand our business, and we may be not be able to successfully integrate into our operations the operations of any business we may acquire.

     Although we previously operated a retail sales business, our current operations commenced in July 1998. Accordingly, we may be considered to be a start-up company and, as such, may be subject to the problems, expenses, difficulties, complications and delays a company establishing a new business frequently encounters.

     The Internet customer care center we plan to open in Montreal may be unable to: secure contracts with clients or generate revenues under any such contracts it does secure; successfully develop and utilize its acquired infrastructure and develop databases to perform for our clients; successfully implement marketing and sales methods for its services; acquire and implement quality telecommunications and computer technology and equipment and end user database and software products necessary for our operations; correspond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; all of which could have a material adverse effect on our future financial condition, operations, results and cash flow.

     Our inability to obtain adequate local or long distance telephone service, for our Montreal call center or our planned Internet customer care center or any interruption in such service or rate increases relating thereto, could materially adversely affect our future cash flows, results of operations and financial condition.

     We may be unable to successfully complete the development our secure wireless encryption technology thereby being unable to produce products to successfully provide a business.

     We may not be able to procure, hire and train on a timely basis a sufficient labor force of qualified employees or independent contractors to operate our businesses, which could have a material adverse effect on our future financial condition, operations, results and cash flow.

     Our failure to retain the services of our key employees or our failure to hire additional qualified management personnel when required to support our planned growth could have a material adverse effect on us.

     The security encryption and customer communications industry is highly competitive. We may not be able to compete effectively against our current competitors or future competitors, many of whom may be substantially larger and better capitalized than we are.

     Any changes to existing U.S. federal or Canadian provincial or state laws or regulations governing our existing business or any additional laws or regulations, could limit our current or future activities or could significantly increase our cost of compliance.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements are set forth in a separate section of this Annual Report on Form 10-KSB. See "Index to Consolidated Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in our 8-K filed March 17, 2000, we discontinued the engagement of Kirkland, Russ, Murphy, & Tapp (the "Former Accountant") on March 14, 2000 as our independent accountants. Our Board of Directors participated in and approved the decision to change independent accountants.

     The reports of the Former Accountant on our financial statements for the fiscal years ended January 31, 1998 and January 30, 1999 were qualified as to uncertainty with respect to our ability to continue as a going concern. There were no disagreements with the Former Accountant for the fiscal years ended January 31, 1998 and January 30, 1999, or for the interim periods subsequent to January 30, 1999 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their reports on the financial statements of such years. No events of the kind set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the fiscal year ended January 31, 1998 or the fiscal year ended January 30, 1999, or during any of the interim periods subsequent to January 30, 1999.

     The Former Accountant has furnished us with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of this letter is included as an exhibit to the Report on Form 8-K reporting this event.

     We have engaged KPMG LLP (the "New Accountant") as our new independent accountants, effective March 14, 2000. During the fiscal years ended January 31, 1998 and January 30, 1999 and the interim periods subsequent to January 30, 1999 we did not (i) consult with the New Accountant on the application of accounting principles to any specified transaction, either completed or proposed, (ii) consult with the New Accountant on the type of audit opinion that might be rendered on our financial statements,
(iii) receive either written or oral advice from the New Accountant that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue or (iv) consult with the New Accountant on any matter that was the subject of a disagreement or a reportable event (each as described in Item 304(a)(1)(iv) of Regulation S-B).

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.       DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

         NAME                     AGE                             POSITION
David B. Cornstein                60           Chairman of the Board and Director
Bruce W. Young                    55           President, Chief Executive Officer, and Director
Panos C. Lekkas                   43           Chief Technology Officer
Douglas A. Miller                 48           Vice President - Finance
Carl M. Youngman                  57           Director
Vincent Sabella                   65           Director

        DAVID B. CORNSTEIN has been a director of the Company since its inception and was appointed Chairman of the Board on September 1, 1999. He previously served as Chairman of the Board from 1994 to February 4, 1999. Since February 1, 1999, Mr. Cornstein has served as Chairman Emeritus of the Board of Finlay Enterprises, Inc. and from May 1993 until his retirement from day-to-day involvement with Finlay Enterprises effective January 1, 1999, served as its Chairman of the Board. Mr. Cornstein has also served as a director of Finlay Enterprises and its wholly owned subsidiary, Finlay Fine Jewelry Corporation, since their inception in December 1988. Mr. Cornstein is a Principal of Pinnacle Advisors Limited, which has served as a consultant to Finlay Enterprises since February 1999. From December 1988 to January 1996, Mr. Cornstein served as President and Chief Executive Officer of Finlay Enterprises, and from December 1985 to December 1988, he served as President, Chief Executive Officer and a director of a predecessor of Finlay Enterprises. Finlay Enterprises, through its subsidiary Finlay Fine Jewelry Corporation, operates leased fine jewelry departments in major department stores throughout the United States.

     BRUCE W. YOUNG founded TeleHub in May 1998 and has been a director since inception. Mr. Young was elected on February 4, 1999 to serve as President and Chief Executive Officer and a director of the Company. From 1995 to May 1998, Mr. Young served as President of Global Business Consultants, Inc., a manufacturing and telecommunications-consulting firm formed by him and of which he is the sole shareholder. In addition, during this time, Mr. Young also served as acting Chief Operating Officer for NUKO Information Systems, Inc., a publicly held video compression hardware company. From 1986 through 1995, Mr. Young served as Senior Vice President and General Manager of the Fiber Optics Division of Telco Systems, Inc., a publicly held access multiplexer company, and from 1978 to 1986, served as plant manager of Computervision Inc., a publicly-held CADD/CAM software and hardware company. He also spent twelve years at General Electric, graduating from the Financial Management Program. Mr. Young also attended Harvard University's Advanced Management Program (AMP-112).

      PANOS C. LEKKAS was named Chief Technology Officer for the company in January 2000. From October 1998 to March 1999 he was with ACI as Vice President Advanced Technology Development. From May 1996 to February 1998 he was with TCC as Director of Business Development. Between September 1991 and May 1996 he was with Galileo Corp. in several management positions. Among several positions he has held both in Europe and the United States, he was a Leading Systems Engineer with IBM Corporation in 1985 where he was involved with the introduction of the RISC (reduced-instruction set computers) architecture that eventually became part of the IBM RS/6000 supercomputers. The last twelve years he has held senior technical and business management positions in several US companies involved with advanced communications technologies. From 1999 to 2000 he was one of the founders and President/CEO of wirelessEncryption.com, where he started developing the iNSECT(TM) communications technology subsequently acquired by the Company. He holds several graduate degrees in electrical engineering, specialized in wireless communications and VLSI (very-large-scale integration) design of integrated circuits and he is a Licensed Professional Engineer in the European Union.

       DOUGLAS A. MILLER was named Vice President of Finance for the company in October 1999. From July 1997 to October 1999, Mr. Miller served as Controller of Wave Systems Corporation, a technology research and development company specializing in personal computers and other devices. From 1987 to 1995, Mr. Miller served as Controller for a division of Chase Manhattan Bank and from 1981 to 1986; he served in various financial positions, including Corporate Business Manager for Time Warner, the cable and communications company. Mr. Miller has also served as Senior Auditor for Deloitte & Touche from 1979 to 1981.

       CARL M. YOUNGMAN was elected to serve as a director of the company on February 4, 1999 in connection with the TeleHub Transaction. Mr. Youngman is currently a member of several boards of directors, including being Managing Director of Triumph Capital Group, Inc., a Massachusetts-based investment firm. Mr. Youngman served as Chairman and Chief Executive Officer of Whole Systems International during 1993 and 1994, President and Chief Executive Officer of Southworth Industries during 1991 and 1992 and President and Chief Executive Officer of Sun-Times Distribution Systems, Inc. from 1989 to 1990. He also served as Chief Financial Officer, Director and Treasurer of Vie de France Corporation from the period of 1995 to 1998.

       VINCENT SABELLA was elected to serve as a director of the company on April 5, 2000. He has been President of Alpha Omega Sales Corporation a sales and distribution company for electronic components since 1985. He was also the founder of RC Components. His companies provided distribution for corporations such as SAE, NEC, LSI Logic, ITT Cannon, Fox and Rohm. Prior to Alpha Omega Sales Corporation and RC Components he was the Eastern Regional Sales Manager for Fairchild Semiconductor. He holds a Bachelor of Science degree in electrical engineering.

       All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

B.     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of such reports. Based solely on its review of the copies of such forms furnished to the Company by such reporting, the Company believes that during the fiscal year ended January 29, 2000 all of the reporting persons complied with their section 16(a) filing requirements except that a Form 3 was filed in March 2000 for Douglas Miller.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth the annual compensation paid to Bruce W. Young, the company's president and chief executive officer for services rendered during the last fiscal year. No other executive officer of the company earned an annual salary and bonus that exceeded $100,000 during fiscal 2000.

                                                                           LONG-TERM COMPENSATION
                                                                       -------------------------------
                                            ANNUAL COMPENSATION               AWARDS          PAYOUTS
                                     --------------------------------  ---------------------  --------
                                                              OTHER
                                                              ANNUAL   RESTRICTED  SECURITIES            ALL OTHER
                                                              COMPEN-     STOCK    UNDERLYING    LTIP     COMPEN-
                                                              SATION     AWARD(S)   OPTIONS/    PAYOUTS    SATION
NAME AND PRINCIPAL POSITION   YEAR   SALARY ($)   BONUS $       $           $        SARS (#)      $          $
---------------------------   ----   ----------   -------     -------  ----------  ----------   -------  ---------
Bruce W. Young,
   President and CEO          2000    $200,000      -0-         -0-        -0-       520,000      -0-        -0-

COMPENSATION OF DIRECTORS

       The Company's non-management directors, together with Mr. Bruce Young, are entitled to receive $1,000 per meeting of the Board of Directors attended. In addition, each of such directors is also entitled to receive options to buy 20,000 shares of the Company's common stock at the current market price at the time of the grant. In addition, non-employee directors are also entitled to receive options under the Company's 1994 Non-employee Directors' Stock Option Plan. See "Executive Compensation - 1994 Non-employee Directors' Stock Option Plan."

OPTION/SAR GRANTS TABLE DURING FISCAL 2000

       The following table shows information concerning stock options granted during the year ended January 29, 2000 for the individual shown in the Summary Compensation Table.

                                  NUMBER OF
                                  SECURITIES          % OF TOTAL
                                  UNDERLYING       OPTIONS GRANTED
                               OPTIONS GRANTED     TO EMPLOYEES IN     EXERCISE OR BASE
            NAME                     (#)             FISCAL YEAR         PRICE ($/SH)      EXPIRATION DATE
      -----------------------  ----------------    ----------------    ----------------    ---------------
      Bruce W. Young,              520,000              49.6%              $0.8125         February 3, 2009
           President and CEO

OPTION/SAR EXERCISES DURING FISCAL 2000 AND YEAR-END OPTION VALUES

       No stock options were exercised by any of the Company's executive officers during the fiscal year-ended January 29, 2000. The following table shows information concerning stock option values as of January 29, 2000 for the individual shown in the Summary Compensation Table.

                                        NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                             UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                               JANUARY 29, 2000(#)                JANUARY 29, 2000($)
                NAME                       EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
         ------------------                -------------------------           -------------------------
          Bruce W. Young,                       260,000/260,000                    $609,362/$609,362
         President and CEO

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Bruce W. Young for a period of two years, commencing February 4, 1999, pursuant to which Mr. Young will serve as President and Chief Executive Officer on a full-time basis in return for an annual salary of $200,000 per year. Mr. Young also received 500,000 stock options in connection with his employment with the Company. In the event of Mr. Young's termination, he is entitled to the greater of $500,000 or two full years pay including any bonuses less taxes and social security required to be withheld. In June 2000, the Company's Board of Directors extended Mr. Young's employment contract through December 31, 2001with a salary of $250,000 per year plus certain incentive bonuses.

         The Company has entered into an employment agreement with Mr. Lekkas for a period of two years, commencing January 27, 2000, pursuant to which Mr. Lekkas will perform the function of Chief Technology Officer on a full-time basis in return for an annual salary of $125,000 per year and a maximum contingent bonus of $100,000, plus 3% of net sales in excess of $7.5 million in calendar year 2000. In the event of Mr. Lekkas's termination, he is entitled to six months of base plus any bonuses less taxes and social security required to be withheld. In June 2000, the Company's Board of Directors extended Mr. Lekkas's employment contract through December 31, 2002 with a salary of $200,000 per year plus certain incentive bonuses.

         The Company has entered into an employment agreement with Mr. Randall
K. Nichols for a period of one year, commencing March 24, 2000, pursuant to which Mr. Nichols will perform the function of Vice President Cryptography on a full-time basis in return for an annual salary of $100,000 per year, a maximum contingent bonus equal to his annual salary and 25,000 options of the Company's common stock. In the event of Mr. Nichols's termination, he is entitled to three months of base plus any bonuses less taxes and social security required to be withheld.

         Directors are entitled to receive compensation for serving on the Board of Directors. Each Director is entitled to $1,000 per meeting for attending a Board of Directors meeting. Each Director who is not an employee also receives 20,000 options of the Company's common stock at the fair market value. These options are granted upon reelection of each Director subsequent to the Company's Annual Meetings. The options are at fair market value and fully vested as of the grant date.

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

       The price at which shares covered by an Option may be purchased pursuant thereto shall be no less than the par value of such shares and, in the case of Incentive Options, no less than the fair market value of such shares on the date of grant. The purchase price of shares issuable upon exercise of an Option may be paid in cash or by delivery of shares with a value equal to the exercise price of the Option. The Company may also loan the purchase price to the optionee, or guarantee third-party loans to the optionee, on terms and conditions acceptable to the Board of Directors. The number of shares covered by an Option is subject to adjustment for stock splits, mergers, consolidations, combinations of shares, reorganizations and recapitalizations. Options are generally non-transferable except by will or by the laws of descent and distribution, and in the case of employees, with certain exceptions, may be exercised only so long as the optionee continues to be employed by the Company. If the employee dies or becomes disabled, the right to exercise the Option, to the extent then vested, continues for specified periods. Options, both Incentive Stock Options and Non-qualified, may be exercised within a period not exceeding 10 years from the date of grant. The terms of Incentive Options are subject to additional restrictions provided by the Stock Option Plan.

1994 NONEMPLOYEE DIRECTORS' STOCK OPTION PLAN

       In order to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company, in November 1994, the Company adopted the 1994

Nonemployee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which stock options covering an aggregate of 40,000 shares of the Company's Common Stock may be granted to such non-employee directors

       Pursuant to the Directors' Plan, each member of the Board of Directors of the Company who is not an employee of the Company (or a subsidiary) (a "Non-employee Director") and who is elected or re-elected as a director of the Company by the stockholders at any annual meeting of stockholders, will receive, as of the date of each such election or re-election, options to purchase 2,500 shares of the Company's Common Stock. In addition, Non-employee Directors at the time of the Offering received options to purchase 2,500 shares of the Company's Common Stock, and any other future Non-employee Director will receive options to purchase 2,500 shares of the Company's Common Stock upon his election or appointment as director. All options granted under the Directors' Plan will be exercisable at the fair market value of the Company's Common Stock as of the date of grant. The options granted under the Directors' Plan are to be Non-incentive Options.

ADDITIONAL OPTIONS

     In February 1999, we granted to Bruce Young, the company's President and Chief Executive Officer, options to acquire an aggregate of 520,000 shares at the fair market value of the common stock on the date of the grant. The exercise price is $.8125 per share. Fifty percent of such options vested immediately upon grant, and the balance of such options vest on the first anniversary of the date of grant; provided however, that in the event the closing bid quotation of the company's common stock equals or exceeds $5.00 for a period of 30 consecutive trading days, the remaining unvested options will become immediately vested and exercisable.

     In February 1999, we granted to Mr. Patrick Thomas, the former Chief Operating Officer of TeleHub Canada and director of the Company, options to acquire an aggregate of 150,000 time-based options and 100,000 performance-based at $0.06 per share. Of such options, in October 1999, all but 50,000 were canceled and the remaining options were considered final severance for any and all responsibilities of the Company to Mr. Thomas.

     In February 1999, we granted to Mr. John DeLuca, a Vice president of TeleHub Canada and director of the Company, options to acquire an aggregate of 250,000 time-based options and 100,000 performance-based options at $0.06 per share. Of such options, in May 1999 all options were canceled.

     In February 1999, we granted to David Cornstein and Stanley Young 20,000 options each to acquire shares of the Company at $0.8125 per share.

     In December 1999, we granted to Carl Youngman, a Company Director, 20,000 options to acquire shares of the Company at $0.9375 per share.

     In February 1999, we granted to a former employee in consideration for goods and services provided by him to the company, options to purchase an aggregate of 90,000 shares at the fair market value of the common stock on the date of the grant. The exercise price is $.8125 per share.

     In connection with our acquisition of Web Trafic Inc. on June 16, 1999, we retained a management firm operated by the former President of Web Trafic Inc. to assist us in establishing our Internet division. Pursuant to our agreement with such management firm, we granted to the firm options to acquire an aggregate of 250,000 shares at an exercise price of $.50 per share. Of such options, 50,000 vested immediately upon execution of the agreement and the remaining 200,000 options vest and become exercisable in increments of 50,000 on each six-month anniversary of the agreement, subject to completion of certain milestones. These milestones were not met and the contract has been terminated.

     On August 31, 1999, we granted to a third party consultant of the Company an aggregate of 50,000 options in consideration for services rendered at an exercise price of $1.50 per share.

      On August 31, 1999, we agreed to issue to a law firm of the Company an aggregate of 150,000 shares in consideration for services rendered.

     On October 20, 1999, we granted to Douglas Miller, the company's Vice President of Finance, options to purchase an aggregate of 30,000 shares of common stock. All of such options are exercisable at a price of $.9375 per share (the fair market value on the date of the grant) and vest in three equal installments commencing one year from the date of the grant. In addition, on October 20, 1999, we also granted to a third-party consultant, for services previously rendered by him, options to acquire an aggregate of 25,000 shares, all of which options are exercisable at a price of $.9375 and vest on the first anniversary of the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of July 19, 2000, the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company and each executive officer of the Company listed in the Summary Compensation Table, and (iii) all of the Company's current officers and directors as a group.

 NAME AND ADDRESS OF BENEFICIAL          AMOUNT AND NATURE OF BENEFICIAL
           OWNER (1)                              OWNERSHIP (2)                    PERCENT OF CLASS
 ------------------------------          --------------------------------          ----------------
Stanley A. Young                                  5,042,082(3)                           19.0%
Bruce W. Young                                    2,753,241(4)                           10.2%
Panos Lekkas                                      1,751,345(5)                            6.6%
David B. Cornstein                                1,948,748(6)                            7.1%
Douglas A. Miller                                      -7                                  *
Carl M. Youngman                                   150,000(8)                              *
Vincent Sabella                                     17,500(9)                              *
Carol and David Smith                             3,247,148(10)                           12.0%

All officers and directors as a                   6,620,834(4)(9)                         23.7%
group (6 persons)

* Less than one percent

(1) Unless otherwise stated, the address of each person listed is c/o TeleHubLink Corporation, 24 New England Executive Park, Burlington, Massachusetts 01803.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Form 10-KSB upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Form 10-KSB have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes (i) 1,117,186 shares owned directly by Mr. Stanley Young, (ii) 1,636,241 shares owned by Young Management Group, Inc., a corporation wholly owned by Mr. Young and of which he is the sole director and officer,
     (iii) 2,091,588 shares owned by The Young Technology Fund, a general partnership of which Mr. Young is the general partner, (iv) 177,067 shares owned by The SAY Family Limited Partnership, a limited partnership of which Mr. Young is a general partner and (v) options to acquire an aggregate of 20,000 shares of Common Stock. Does not include 200,000 shares issuable upon exercise of options granted to Mr. Young, which are not exercisable within 60 days of the date hereof. Does not include 468,133 shares of Common Stock owned by Mr. Young's wife, as to which shares Mr. Young disclaims beneficial ownership. Stanley Young is not related to Bruce Young.
(4) Includes (i) 1,925,142 shares owned by Mr. Bruce Young, (ii) options to acquire an aggregate of 520,000 shares of Common Stock, (iii) warrants to acquire an aggregate of 33,333 shares of Common Stock and (iv) 274,766 shares owned by Global Business Consultants Inc., a corporation which is wholly owned by Mr. Young and of which he serves as President. Does not include 200,000 shares issuable upon exercise of options granted to Mr. Young, which are not exercisable within 60 days of the date hereof. Bruce Young is not related to Stanley Young.
(5) Includes 1,751,345 shares owned by Mr. Lekkas. Does not include 200,000 shares issuable upon exercise of options granted to Mr. Lekkas, which are not exercisable within 60 days of the date hereof.
(6) Includes (i) 1,185,415 shares owned by Mr. Cornstein, (ii) 5,000 shares issuable upon exercise of options granted to Mr. Cornstein under the Company's 1994 Nonemployee Directors' Stock Option Plan, (iii) 225,000 shares issuable upon exercise of warrants to purchase Common Stock, (iv) options to acquire an aggregate of 70,000 shares of Common Stock, (v) warrants to acquire 83,333 shares of Common Stock and (vi) 190,000 shares, and 190,000 shares issuable upon exercise of warrants to purchase Common Stock, to be received by Mr. Cornstein upon conversion of debentures issued by the Company. Does not include 500,000 shares issuable upon exercise of options granted to Mr. Cornstein, which are not exercisable within 60 days of the date hereof. The address for David B. Cornstein is c/o Finlay Enterprises, Inc., 529 Fifth Avenue, New York, New York 10017.
(7) Does not include 30,000 shares issuable upon exercise of options granted to Mr. Miller, which are not exercisable within 60 days of the date hereof.
(8) Includes 150,000 shares owned by Mr. Youngman. Does not include 105,000 shares issuable upon exercise of options granted to Mr. Youngman, which are not exercisable within 60 days of the date hereof.
(9) Includes 17,500 shares owned by Mr. Sabella. Does not include 45,000 shares issuable upon exercise of options granted to Mr. Sabella, which are not exercisable within 60 days of the date hereof. Does not include 1,650 shares of Common Stock owned by Mr. Sabella's wife, as to which shares Mr. Sabella disclaims beneficial ownership.
(10) According to a Schedule 13G dated February 10, 1999 filed with the Commission by Carol Smith, Mrs. Smith owns 606,044 directly and an additional 1,099,066 shares as custodian for her minor children. In addition, David Smith, the husband of Carol Smith, acquired 942,040 shares from the Company in connection with the Company's February 1999 private placement of Common Stock. In addition the Company believes that an additional 200,000 shares, and 200,000 shares issuable upon exercise of warrants to purchase Common Stock, would be received by Mr. Smith upon conversion of debentures issued by the Company an, that an additional 33,333 shares, and 33,333 shares issuable upon exercise of warrants are held by Carol Smith, as custodian for each of Lindsey A. Smith and Andrew Brewer Smith, and 33,333 shares, and 33,333 shares issuable upon exercise of warrants are held by Carol and David Smith, co-trustees FBO DASCAS REVOCABLE UTAD 7/6/93. The address for Carol and David Smith is P.O. Box 2012, Santa Fe, New Mexico, 87504.
(11)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In August 1996, Mr. Cornstein, Chairman of the company and two former directors of the company, entered into a commitment to lend the Company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum. All amounts outstanding under this working capital commitment were repaid when due, together with accrued interest thereon, on January 3, 1997. Such loans had been secured by a first priority lien on substantially all the assets of the Company. As partial consideration for the working capital commitment, the Company granted to the lenders warrants to purchase an aggregate of 200,000 shares at an exercise price of $1.00, originally exercisable until August 31, 2001. In addition, the Company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

         In May 1998, the Company announced that it had extended the exercise period of its publicly held Redeemable Common Stock Purchase Warrants from May 17, 1998 to May 17, 2000. Following such action, on February 2, 1998, the Board of Directors also approved the extension of the warrants issued to Mr. Cornstein and other investors pursuant to the 1996 working capital commitment from August 31, 2001 to August 31, 2003.

         From time to time during the period from September 1997 to February 4, 1999 (the date of the TeleHub Transaction), Mr. Cornstein acquired an aggregate of 146,929 shares of TeleHub's common stock and Mr. Cornstein's son acquired an aggregate of 280,000 shares of TeleHub's common stock (as to which shares Mr. Cornstein disclaimed beneficial ownership). In connection with the TeleHub Transaction, pursuant to which each shareholder of TeleHub received 3.9252318 shares of the Company's Common Stock for each share of TeleHub common stock held, Mr. Cornstein received an aggregate of 576,530 shares of Common Stock and his son received an aggregate of 1,099,065 shares of Common Stock (as to which shares Mr. Cornstein disclaimed beneficial ownership).

     In April 1999, the Company established its central headquarters in a facility located at 24 New England Executive Park, Burlington, MA, which the Company shares with Young Management Group, Inc. ("YMG"), an affiliate of Stanley A. Young, the former Chairman of the company and a substantial shareholder. YMG leases approximately 4,000 square feet of office space at such location and the Company expects to utilize, on a month-to-month basis, up to 2,500 square feet thereat, at a cost of approximately $6,500 per month.

     On January 27, 2000, the Company acquired all the issued and outstanding shares of capital stock of wireless.Encryption.com ("WEC") in exchange for 5,000,000 shares of its unregistered common stock with a value of $14.5 million. The Company's former Chairman, Stanley A. Young, who co-founded WEC, is also a principal shareholder of the Company and of WEC. As a result of the exchange of shares, the former Chairman and principal shareholder of the Company received directly and indirectly 1,751,345 shares of the Company's stock with a fair value of approximately $5.1 million. Panos C. Lekkas, former co-founder of WEC, is also the Chief Technology Officer (CTO) of THLC. As a result of the exchange of shares, the former co-founder and new CTO of the Company received directly 1,751,345 shares of the Company's stock with a fair value of approximately $5.1 million. Carl Youngman, a director of the Company also received as a result of the exchange of shares directly 150,000 shares of the Company's stock with a fair value of approximately $436,000.

     In July 1999, the Company consummated a private financing pursuant to which it sold a total of 24 units for gross proceeds of $600,000. Each unit consisted of a 10% subordinated convertible debenture in the aggregate principal amount of $25,000. Mr. Cornstein purchased, for $125,000, an aggregate of 5 units in the financing. David Smith purchased, for $100,000, an aggregate of 4 units in the financing. The Company anticipates that the holders of substantially all of the debentures will convert such securities in accordance with their terms and, accordingly, the Company expects to issue upon conversion up to an aggregate of 1,200,000 shares of common stock and warrants to purchase up to an aggregate of 1,200,000 shares at an exercise price of $2.00 per share.

     In March 2000, the Company consummated a private placement pursuant to which we issued 2,699,999 shares of common stock and warrants to purchase up to 2,699,999 shares of common stock (at an exercise price of $4.50 per share) and received proceeds of $8,100,000. Among the purchasers of securities in the private placement were Bruce Young, the company's President, who purchased, for $100,000 an aggregate of 33,333 shares of common stock and warrants to purchase 33,333 shares, and David B. Cornstein, the Chairman of the Board of the Company, who purchased, for $250,000, an aggregate of 83,333 shares of common stock and warrants to purchase 83,333 share; Carol Smith, as custodian, who purchased, for $200,000, an aggregate of 66,666 shares of common stock and warrants to purchase 66,666 shares, and Carol Smith and David Smith, as co-trustees, who purchased for $100,000, an aggregate of 33,333 shares of common stock and warrants to purchase 33,333 shares.

      In March 2000, the Company announced that it had extended the exercise period of its publicly held redeemable common stock purchase warrants to October 31, 2000.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

A. (1) The following consolidated financial statements of the company and the reports thereon of KPMG LLP dated July 14, 2000 and Giroux, Menard and Associates dated June 30, 2000 are being filed as part of this Annual Report on Form 10-KSB.

         Independent auditors' reports.

         Consolidated balance sheet as of January 29, 2000 and January 30, 1999.

         Consolidated statements of operations for the year ended January 29, 2000 and for the period from inception (July 31, 1998) through January 30, 1999.

         Consolidated statements of stockholders' equity for the year ended January 29, 2000 and for the period from inception (July 31, 1998) through January 30, 1999.

         Consolidated statements of cash flows for the year ended January 29, 2000 and for the period from inception (July 31, 1998) through January 30, 1999.

Notes to Consolidated Financial Statements

                  (2) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

                                     EXHIBIT

NUMBER   DESCRIPTION
--------------------------------------------------------------------------------

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

3.2 By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of the SB-2).

3.2.A Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.2A of the SB-2).

4.1      Form of Certificate for Common Stock (incorporated by reference to
         Exhibit 4.1 of the SB-2).

4.2 Public Warrant Agreement between the Registrant, American Stock Transfer & Trust Company Whale Securities Co., L.P. (incorporated by reference to Exhibit 4.2 of the SB-2).

4.3      Form of Public Warrant Certificate (incorporated by reference to
         Exhibit 4.3 of the SB-2).

4.4      Underwriter's Warrant Agreement (incorporated by reference to Exhibit
         4.4 of the SB-2).

10.1 Share Purchase Agreement dated as of December 21, 1998, as amended as of January 11, 1999, between the Registrant, Tele Hub Link Corporation ("TeleHub"), and the shareholders of TeleHub. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Commission No.333-69435).

10.2 Agreement among the Registrant, Edward J. Munley, David B. Cornstein, David Miller and the other parties thereto, dated as of July 21, 1993, together with amendments to said Agreement (incorporated by reference to Exhibit 10.1 of the SB-2).

10.43 1994 Stock Option Plan (incorporated by reference to Exhibit 10.12 of the SB-2).

10.54 1994 Nonemployee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.12 of the SB-2).

10.65 Letter agreement dated October 3, 1994 by and among the Registrant, David B. Cornstein, David F. Miller and Edward J. Munley (incorporated by reference to Exhibit 10.17 of the SB-2).

10.76 Agreement dated as of September 8, 1994 by and among the Registrant, Edward J. Munley, David B. Cornstein and David F. Miller in respect of contribution of shares to the Registrant (incorporated by reference to Exhibit 10.19 of the SB-2).

10.87 Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr. and David F. Miller. (incorporated by reference to the Registrant's Form 10-Q for the Quarter ended August 3, 1996 as filed September 17, 1996 (the "Third Quarter 1996 10-Q")).

10.98 Form of Warrant and Registration Agreement dated as of August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr. and David F. Miller. (incorporated by reference to the Third Quarter 1996 10-Q).

10.109 Asset Purchase Agreement dated as of March 7, 1997 between the Registrant and Natural Wonders, Inc. (incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 1, 1997 as filed May 16, 1997 (the "Fiscal 1996 10-KSB")).

10.131 General Security Agreement dated as of June ___, 1998 between TeleHub and AT&T Canada Long Distance Services Company. (incorporated by reference to the Registrant's Form S-4/A as filed January 13, 1999.)

10.142 Business Long Distance Special Flat Rate Service Agreement between TeleHub and AT&T Canada Long Distance Services Company. (incorporated by reference to the Registrant's Form S- 4/A as filed January 13, 1999.)

10.153 Employment Agreement between the Company and Bruce W. Young (incorporated by reference to 10.1 to the Registrant's Form 10-Q for the Quarter ended July 31, 1999 as filed September 14, 1999 (the "Second Quarter 1999 10-Q")).

10.16 Form of Debenture Issued in July 1999 Private Financing (incorporated by reference to Exhibit 10.2 the Second Quarter 1999 10-Q)

10.17 Form of Warrants to be issued in connection with July 1999 Private Financing (incorporated by reference to Exhibit 10.3 to the Second Quarter 1999 10-Q)

10.18 Registration Rights Agreement entered into in connection with July 1999 Private Financing (incorporated by reference to Exhibit 10.4 to the Second Quarter 1999 10-Q)

10.19 Registration Rights Agreement entered into in connection with August 1999 Private Financing (incorporated by reference to Exhibit 10.5 to the Second Quarter 1999 10-Q)

10.20 Employment Agreement between the Company and Panos C. Lekkas dated January 20, 2000.

10.21 Common Stock and Warrant Purchase Agreement dated as of March 6, 2000 by and among the registrant and the investor parties thereto.

10.22 Stockholders' Agreement dated as of March 6, 2000 by and among the Registrant and investor parties thereto.

10.23 Registration Agreement dated as of March 6, 2000 by and among the registrant and the investor parties thereto.

10.24 Employment Agreement between the Company and Randall K. Nichols dated March 24, 2000.

11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the consolidated financial statements included herein).

16 Letter dated March 17, 2000 from Kirkland, Russ, Murphy, and Tapp in regard to their review of the Current Report on Form 8-K dated March 17, 2000 which reports the dismissal of Kirkland, Russ, Murphy, and Tapp as the Registrant's independent certified public accountants (incorporated by reference from Exhibit 1 of the Current Report on Form 8-K dated March 17, 2000 as filed with the Securities and Exchange Commission).

22 Subsidiaries of the Registrant include wirelessEncryption.com, Inc., Comsec Solutions, LLC And 3709361 Canada, Inc.

23.1     Consent of Independent Accountants - KPMG LLP

23.2     Consent of Independent Accountants - Giroux, Menard et Associes

27       Financial Data Schedule (For SEC Use Only)

99.1 Purchase Agreement between the Company and Web Trafic, Inc. (incorporated by reference to the Second Quarter 1999 10-Q)

99.2 Management Agreement between the Company and Serge Trudeau Resources (incorporated by reference to the Second Quarter 1999 10-Q)

99.3 Purchase Agreement between the Company and Sports and Entertainment Marketing International, Inc. (incorporated by reference to the Registrant's Form 10-Q for the October 30, 1999 Quarter ended as filed December 17, 1999)

99.4 Lease Agreement between CLIC Properties Inc., Landlord, and 3709361 Canada Inc.; Tenant dated June 5, 2000.

B. No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 2000.

         Subsequent to January 29, 2000, we filed with the Securities and Exchange Commission on February 17, 2000 a Current Report on Form 8-K regarding the consummation of the acquisition by the Company of all the issued and outstanding stock of wirelessEncription.com Inc., and filed on March 17, 2000 a Current Report on Form 8-K regarding the change in our independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TeleHubLink Corporation.

By: /s/ BRUCE W. YOUNG                                   July 19, 2000
    -------------------------------------                    Date
    Bruce W. Young
    Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


/s/ DAVID B. CORNSTEIN                                                July 19, 2000
----------------------                                                -------------
David B. Cornstein, Chairman of the Board and Director                    Date

/s/ BRUCE W. YOUNG                                                    July 19, 2000
------------------                                                    -------------
Bruce W. Young, Chief Executive Officer, President and Director           Date

/s/ DOUGLAS MILLER                                                    July 19, 2000
------------------                                                    -------------
Douglas Miller, Vice President of Finance                                 Date

/s/ CARL YOUNGMAN                                                     July 19, 2000
-----------------                                                     -------------
Carl Youngman, Director                                                   Date

/s/ VINCENT SABELLA                                                   July 19, 2000
-------------------                                                   -------------
Vincent Sabella, Director                                                 Date

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TeleHubLink Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of TeleHubLink Corporation and subsidiaries as of January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of TeleHubLink Corporation (formerly Tele Hub Link Corporation) as of January 30, 1999 were audited by other auditors whose report dated June 30, 2000 expressed an unqualified opinion on those statements, before the restatement of stockholders' equity as described in note 1 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleHubLink Corporation and subsidiaries as of January 29, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustment described in note 1 that was applied to restate the 1999 financial statements. In our opinion, the adjustment is appropriate and has been properly applied.

/s/ KPMG LLP


Boston, Massachusetts
July 14, 2000

                                AUDITORS' REPORT

To the Shareholders of
Tele Hub Link Corporation:


We have audited the balance sheet of Tele Hub Link Corporation as of January 30, 1999 and the statements of earnings and deficit and cash flows for the initial period of six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 1999 and the results of its operations and the cash flows for the initial period of six months then ended in accordance with generally accepted accounting principles.

/s/ Giroux, Menard et Associes
Chartered Accountants

Longueuil, Canada
June 30, 2000

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      January 29, 2000 and January 30, 1999

                       ASSETS                                   2000               1999
                                                            ------------       ------------
Current assets:
   Cash and cash equivalents                                $     26,549                 --
   Accounts receivable, less allowance for doubtful
    accounts of $49,844 in 2000 and $0 in 1999                    44,223             20,030
   Amount due from sale of assets (note 3)                       125,000                 --
   Prepaid expenses and other current assets                      37,095             87,579
                                                            ------------       ------------
            Total current assets                                 232,867            107,609

Property and equipment, net (note 4)                             336,645            204,791
Intangible assets, net (note 5)                                1,981,793                 --
Other assets                                                       7,929             27,195
                                                            ------------       ------------
            Total assets                                    $  2,559,234            339,595
                                                            ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $    213,219             17,910
   Accrued expenses (note 6)                                   1,092,087             44,508
   Subordinated convertible debentures, at accreted
    value (liquidation value $600,000) (note 7)                  280,300                 --
   Equipment loan (note 8)                                       196,395            202,866
                                                            ------------       ------------
            Total current liabilities                          1,782,001            265,284
                                                            ------------       ------------
            Total liabilities                                  1,782,001            265,284
                                                            ------------       ------------

Commitments and contingencies (notes 10 and 14)

Stockholders' equity (notes 1, 3, 7, 9, 12 and 14):
   Common stock, $.01 par value; authorized
    50,000,000 shares, issued and outstanding
     23,753,442 and 13,011,339 shares as of
    January 29, 2000 and January 30, 1999,
    respectively                                                 237,534            130,114
   Additional paid-in capital                                 17,814,241            167,419
   Stockholders' notes receivable                                 (3,763)                --
   Unearned compensation                                          (9,600)                --
   Accumulated deficit                                       (17,261,179)          (223,222)
                                                            ------------       ------------
            Total stockholders' equity                           777,233             74,311
                                                            ------------       ------------
            Total liabilities and stockholders' equity      $  2,559,234            339,595
                                                            ============       ============


See accompanying notes to consolidated financial statements.

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                 PERIOD FROM
                                                                                  INCEPTION
                                                                               (JULY 31, 1998)
                                                               YEAR ENDED          THROUGH
                                                               JANUARY 29,        JANUARY 30,
                                                                  2000               1999
                                                              ------------       ------------
Revenue                                                       $  1,151,827            210,398
Cost of revenue                                                    795,798            199,833
                                                              ------------       ------------

             Gross profit                                          356,029             10,565
                                                              ------------       ------------

Operating expenses:
   Stock-based charges (notes 3 and 9)                          14,126,578                 --
   Selling, general and administrative expenses                  2,219,131            206,846
   Depreciation and amortization                                   166,906             23,437
   Operating losses of WEC prior to acquisition (note 3)           311,632                 --
                                                              ------------       ------------

             Total operating expenses                           16,824,247            230,283
                                                              ------------       ------------

             Operating loss                                    (16,468,218)          (219,718)

Other income (expense):
   Interest expense (note 7)                                      (319,519)                --
   Foreign currency loss                                           (21,420)            (3,504)
                                                              ------------       ------------

             Net loss                                          (16,809,157)          (223,222)

Charge for pricing modification of warrants (note 9)              (228,800)                --
                                                              ------------       ------------

             Net loss available to common stockholders         (17,037,957)          (223,222)
                                                              ============       ============

Basic and diluted net loss per share                          $       (.96)              (.02)
                                                              ============       ============

Weighted average shares of common stock outstanding used
   in computing basic and diluted net loss per share            17,792,181         10,957,128
                                                              ============       ============


See accompanying notes to consolidated financial statements.

                                                                 TELEHUBLINK CORPORATION
                                                                    AND SUBSIDIARIES

                                                     Consolidated Statements of Stockholder's Equity

                           Year ended January 29, 2000 and the period from inception (July 31, 1998) through January 30, 1999

                                                                                  NOTES
                                                                   ADDITIONAL  RECEIVABLE                                TOTAL
                                                COMMON STOCK        PAID-IN    FROM STOCK   UNEARNED     ACCUMULATED  STOCKHOLDER'S
                                            SHARES        AMOUNT    CAPITAL      SALES    COMPENSATION    DEFICIT        EQUITY
                                          ----------     --------   ----------   ------     ---------   -----------       -------
Balance at inception                              --     $     --           --       --            --            --            --

Issuances of common stock                 13,011,339      130,114      167,419       --            --            --       297,533

   Net loss                                       --           --           --       --            --      (223,222)     (223,222)
                                          ----------     --------   ----------   ------     ---------   -----------       -------

Balance at January 30, 1999               13,011,339      130,114      167,419       --            --      (223,222)       74,311

Reverse merger with WAW, net of
  acquisition costs (note 1)               2,268,125       22,680     (592,131)      --            --            --      (569,451)

Issuances of common stock (note 9)         3,173,978       31,740    2,577,290       --            --            --     2,609,030

Common stock issued in connection with
  business acquisitions (note 3)           5,300,000       53,000   14,666,663   (3,763)           --            --    14,715,900

Compensation expense in connection with
  stock options granted (note 9)                  --           --      166,200       --       (10,500)           --       155,700

Amortization of unearned compensation
  (note 9)                                        --           --           --       --           900            --           900

Beneficial conversion feature of
  subordinated convertible debentures
  (note 7)                                        --           --      600,000       --            --            --       600,000

Charge for pricing modification of
  warrants (note 9)                               --           --      228,800       --            --      (228,800)           --

   Net loss                                       --           --           --       --            --   (16,809,157)  (16,809,157)
                                          ----------     --------   ----------   ------     ---------   -----------       -------

Balance at January 29, 2000               23,753,442     $237,534   17,814,241   (3,763)       (9,600)  (17,261,179)      777,233
                                          ==========     ========   ==========   ======     =========   ===========       =======


See accompanying notes to consolidated financial statements.

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                           PERIOD FROM
                                                                                            INCEPTION
                                                                                          (JULY 31, 1998)
                                                                        YEAR ENDED           THROUGH
                                                                        JANUARY 29,         JANUARY 30,
                                                                            2000               1999
                                                                        ------------       ------------
Cash flows from operating activities:
   Net loss                                                             $(16,809,157)          (223,222)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                        166,906             23,437
        Amortization of debt discount                                        280,300                 --
        Stock-based charges                                               14,126,578                 --
        Loss on sale of business                                             199,000                 --
        Changes in operating assets and liabilities,
          net of impact of acquisition of businesses:
          Accounts receivable                                                (24,193)           (20,030)
          Prepaid expenses and other current assets                           56,375            (87,579)
          Other assets                                                        19,266            (27,195)
          Accounts payable                                                   128,248             17,910
          Accrued expenses                                                   529,421             44,508
                                                                        ------------       ------------
               Net cash used in operating activities                      (1,327,256)          (272,171)
                                                                        ------------       ------------

Cash flows from investing activities:
   Purchases of property and equipment                                      (194,702)          (228,228)
   Net cash received from acquisition of businesses                          168,650                 --
   Purchases of customer lists                                              (103,886)                --
                                                                        ------------       ------------
               Net cash used in investing activities                        (129,938)          (228,228)
                                                                        ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of subordinated convertible debentures             600,000                 --
   Proceeds from issuance of common stock                                    890,214            297,533
   Proceeds from equipment loan                                                   --            202,866
   Repayment of equipment loan                                                (6,471)                --
                                                                        ------------       ------------
               Net cash provided by financing activities                   1,483,743            500,399
                                                                        ------------       ------------
Net increase in cash and cash equivalents                                     26,549                 --

Cash and cash equivalents, beginning of period                                    --                 --
                                                                        ------------       ------------

Cash and cash equivalents, end of period                                $     26,549                 --
                                                                        ============       ============
Supplemental disclosure information:
   Cash paid during the period for interest                             $      9,219                 --
                                                                        ============       ============
Non-cash investing and financing activities:
   Net liabilities assumed on reverse merger with WAW (note 1)          $    569,451                 --
                                                                        ============       ============
   Debt discount from beneficial conversion feature of
      subordinated convertible debenture (note 7)                       $    600,000                 --
                                                                        ============       ============
   Charge for pricing modification of warrants (note 9)                 $    228,800                 --
                                                                        ============       ============
   Business acquisitions (note 3):
      Fair value of assets acquired                                     $  2,703,313                 --
      Liabilities assumed                                                         --                 --
      Stock-based charge                                                  12,242,587                 --
      Issuance of common stock                                           (14,715,900)                --
                                                                        ------------       ------------

        Cash paid                                                            230,000                 --

      Less:  cash acquired                                                   398,650                 --
                                                                        ------------       ------------

                  Net cash received from acquisition of businesses      $    168,650                 --
                                                                        ============       ============


See accompanying notes to consolidated financial statements.

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999


(1)  DESCRIPTION OF BUSINESS AND MERGER WITH WHAT A WORLD

     On February 4, 1999, What A World!, Inc. ("WAW"), a publicly-held "shell company," acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub") (the "Company"), a privately-held company organized under the laws of the Providence of Ontario, Canada, engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated December 21, 1998, WAW acquired all the issued and outstanding common stock of TeleHub in exchange for an aggregate of 13,011,339 shares of WAW common stock (or 3.9252318 shares of WAW's common stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly owned subsidiary of WAW. In addition, in connection with the TeleHub transaction, WAW amended its Certificate of Incorporation in order to change its legal name to TeleHubLink Corporation.

     For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The SEC staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of the combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital.

     WAW was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. In May 1997, the Company sold substantially all of its assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities. The completion of this sale terminated the Company's specialty retail operations. For the period May 1997 through February 3, 1999, the Company had no operating business and sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination.

     Two directors and principal shareholders of WAW prior to the acquisition were also shareholders of TeleHub owning, directly and indirectly, approximately 13% of the outstanding common shares.

     At this time, the Company's primary focus is on the development and marketing of wireless encryption technology. The technology is in the development stage, the success of which is highly dependent on certain key individuals. Because the technology has not yet produced revenue, the Company continues to be highly dependent on outside funding. Failure of the development effort or failure to maintain outside funding could have a severe negative impact on the Company's future operations and viability.

                                       8                             (Continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a) FISCAL YEAR END

         The Company's fiscal year end is the last Saturday in the month of January. The year ended January 29, 2000 is a 52-week year. The period ended January 30, 1999 is from date of inception (July 31, 1998).

     (b) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by the Company include the useful lives of fixed assets, the recoverability of long-term assets, valuation of its common stock, and the collectibility of accounts receivable and deferred tax assets.

     (d) CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of overnight deposits.

     (e) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

         Expenditures for maintenance and repairs are charged to expense as incurred.


                                       9                             (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     (f) IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     (g) REVENUE RECOGNITION

         Revenue is recognized as services are performed.

     (h) INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i) EARNINGS PER SHARE

         The Company has adopted SFAS No. 128, EARNINGS PER SHARE. Under SFAS No. 128, basic net loss per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net loss per share of common stock presents loss attributable to common shares actually outstanding plus potential dilutive common shares outstanding during the period. The Company's stock options and warrants were not included in computing diluted net loss per common stock because their effects were anti-dilutive.

     (j) STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.


                                       10                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     (k) COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires that the Company report comprehensive income, which includes net income (loss) as well as other changes in assets and liabilities recorded in stockholders' equity (deficit) in the consolidated financial statements. For each period presented, the Company's comprehensive loss is equal to its net loss reported in the accompanying consolidated statements of operations.

     (l) SEGMENT REPORTING

         The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operational decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers (see note 13).

     (m) FOREIGN CURRENCY TRANSACTIONS

         Gains or losses on foreign currency transactions are included in the determination of net income as the Company considers the United States dollar to be the functional currency of its foreign subsidiary.

     (n) RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

     (o) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial statements, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and borrowings are carried at cost, which approximates fair value because of either their short-term nature of conversion to cash or the corresponding variable interest rate attached to the instruments.


                                       11                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     (p) RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Under SAB No. 101, the staff has given guidance on numerous issues, including: treatment of nonrefundable cash received at the outset of an arrangement, recognition of net versus gross revenue for e-commerce and other intermediary sales, and other revenue recognition criteria related to contract accounting. The Company is required to adopt this guidance by the fourth quarter of its fiscal year 2001. The Company expects that adopting the guidance of SAB No. 101 will not have a material impact on its financial position or its results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2002 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS No. 133 until that time. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or its results of operations.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain internal costs related to the implementation of computer software obtained for internal use. The standard, which the Company adopted in the first quarter of fiscal 2000, did not have a material impact on its financial position or its results of operations.

         In April 1998, the AcSEC issued SOP 98-5, REPORTING COSTS OF START-UP ACTIVITIES. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. This standard, which the Company adopted in the first quarter of fiscal 2000, did not have any material impact on its financial position or results of operations.


                                       12                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

(3)  BUSINESS ACQUISITIONS AND DIVESTITURES

     WIRELESSENCRYPTION.COM

     On January 27, 2000, the Company acquired all the issued and outstanding shares of capital stock of wirelessEncryption.com ("WEC") in exchange for 5,000,000 shares of its unregistered common stock with a value of $14.5 million, based on the average market value of the Company's common stock for five days before and after the transaction date reduced by a 10% discount due to the shares being unregistered. The Company's former Chairman, who co-founded WEC, is a principal shareholder of the Company and of WEC. In addition, one of the Company's directors was also a shareholder of WEC.

     Since its formation in May 1999, WEC was fully supported by unsecured promissory notes from the Company. Therefore for financial reporting purposes, the operating losses of WEC prior to the acquisition date have been included in the operating losses of the Company and reported separately on the accompanying consolidated statements of operations. In connection with this transaction, the Company recorded the value of the distribution of its 5,000,000 shares of common stock as follows: $1.8 million was allocated to the employment contract of its Chief Technology Officer, based on a preliminary independent valuation, and the remaining $12.3 million was reflected as a non-cash stock-based charge for related promoter fees, compensation costs and financing costs. Cash proceeds of approximately $400,000 received from the sale of WEC's common stock in December 1999 and January 2000, represents the total book value of WEC's tangible assets and the value of net assets acquired by the Company in the transaction. In addition, stockholders' notes receivable of $3,763 relating to the sale of WEC common stock remain outstanding at January 29, 2000. The costs allocated to the employment agreement will be amortized over the two-year life of the contract.

     As a result of the exchange of shares, the former Chairman and a principal shareholder of the Company received directly and indirectly 1,751,345 shares of the Company's common stock with a fair value of approximately $5.1 million. The value of this exchange has been recorded as promoter expense. In addition, one of the Company's directors' received 150,000 shares of the Company's common stock with a fair value of approximately $436,000. The value of this exchange has been recorded as a compensation expense. Both of these charges are included in the $12.3 million non-cash stock-based charge recorded by the Company as a result of this transaction in fiscal 2000.

     WEB TRAFIC INC.

     On June 16, 1999, the Company acquired the assets of Web Trafic Inc., a privately held Canadian company for approximately $148,400 which was comprised of $80,000 in cash and 100,000 shares of the Company's restricted common stock. The acquisition was accounted for under the purchase method. Web Trafic Inc. had no operations since its incorporation on July 24, 1998. Under the Sale of Enterprise Agreement, the Company acquired the rights to the "iMall Agreement", which among other things, allows access to sell products on a certain iMall web-site. The Company has allocated the full purchase price to the contract rights of the iMall Agreement and is amortizing it over a five-year period.


                                       13                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     In connection with the acquisition Web Trafic Inc., the Company retained a management firm operated by the former president of Web Trafic Inc., to assist the Company in developing its Internet division. Pursuant to the management agreement, the Company granted options to acquire an aggregate of 250,000 shares at an exercise price of $.50 per share. The Company is amortizing the value of the stock option grant to compensation expense over the period the services are being provided to the Company (see note 9).

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquisitions of WEC and Web Trafic Inc. (collectively referred to as the "2000 Acquisitions") as if the acquisitions had occurred as of January 30, 1999 and January 31, 1998, after giving effect to certain adjustments, including amortization of intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and the 2000 Acquisitions constituted a single entity during 1999 and 2000.

                                                    2000            1999
                                                ------------    ------------
             Revenue                            $  1,151,827         210,398
             Net loss                            (18,620,257)     (1,993,522)
             Net loss to common stockholders     (18,849,057)     (1,993,522)
             Net loss per share                        (1.06)           (.18)

     SPORTS AND ENTERTAINMENT MARKETING INTERNATIONAL, INC.

     On August 20, 1999, the Company acquired all of the assets of Sports and Entertainment Marketing International, Inc. ("SEMI"), a privately held Canadian company, of which the former president of Web Traffic, Inc. was also a director and shareholder. The total consideration was $352,500, which was comprised of $150,000 in cash and 200,000 shares of the Company's restricted common stock. SEMI is engaged in the development and production of strategic marketing concepts relating to various sports, sporting events, shows memorabilia and products. The acquisition was accounted for under the purchase method, and accordingly, the purchase price was allocated to the identifiable tangible and intangible assets based on their estimated fair values. The Company allocated approximately $11,000 to acquired merchandise and $341,500 to contract and marketing rights. The Company is amortizing the contract and marketing rights over a five-year period.

     On January 17, 2000, the Company entered into an Asset Sale Agreement and sold SEMI to a Canadian company for $125,000. The transaction closed on February 14, 2000. The Company recorded the sale transaction in 2000 resulting in a recorded a loss of $199,000. At January 29, 2000, the Company has a receivable of $125,000 for the sale proceeds, which was paid in February 2000.


                                       14                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     PLATINUM 2000

     During 2000, the Company entered into an agreement to acquire Platinum 2000, a Canadian company. In May 2000, the companies mutually agreed not to close the deal because certain financial representations were not met. In connection with this transaction, the Company incurred costs of approximately $225,000 in 2000. These costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    ESTIMATED
                                                                     USEFUL
                                             2000        1999         LIFE
                                          ----------  ----------  -----------

        Telecommunications equipment      $ 261,420      122,260     5 years
        Furniture and fixtures               97,089       63,591     5 years
        Computer equipment                   54,808       39,230     3 years
        Leasehold improvements               10,613        3,147    Lease term
                                          ---------    ---------
                                            423,930      228,228
        Less: accumulated depreciation
          and amortization                  (87,285)     (23,437)
                                          ---------    ---------

                                          $ 336,645      204,791
                                          =========    =========

     Depreciation and amortization of property and equipment was approximately $67,900 and $23,400 for the year ended January 29, 2000 and for the period of inception (July 31, 1998) to January 30, 1999, respectively.

(5)  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                   ESTIMATED
                                                                     USEFUL
                                             2000        1999         LIFE
                                          ----------  ----------  -----------

        Employment contract               $ 1,800,000         --     2 years
        Licensing and marketing rights        148,400                5 years
        Customer lists                        103,886         --     2 years
                                          -----------  ----------
                                            2,052,286

        Less: accumulated amortization        (70,493)        --
                                          -----------  ----------

                                          $ 1,981,793         --
                                          ===========  ==========


                                       15                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     Amortization of intangible assets was approximately $98,966 and $0 for the year ended January 29, 2000 and for the period of inception (July 31, 1998) to January 30, 1999, respectively.

(6)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          2000        1999
                                       ----------  ----------

        Accrued legal expense          $  511,641          --
        Accrued brokerage fee             100,000          --
        Accrued payroll to officer        100,000          --
        Accrued professional fees          93,592          --
        Accrued interest                   30,000          --
        Accrued other                     256,854      44,508
                                       ----------  ----------
                                       $1,092,087      44,508
                                       ==========  ==========


(7)  SUBORDINATED CONVERTIBLE DEBENTURES

     On July 13, 1999, the Company raised $600,000 through the issuance of subordinated convertible debentures. The Company sold 24 "Units". Each unit consisted of a 10% subordinated convertible debenture in the principal amount of $25,000 due one year from the closing. The number of shares issuable at the maturity date will be based on a conversion price of $.50 per share (see note 14). Interest expense accrues at a rate of 10% per annum and is payable on the maturity date.

     Upon issuance, the total intrinsic value of the embedded conversion feature of the subordinated convertible debentures was $1,425,000. In accordance with EITF 98-5, the Company recorded a discount for the intrinsic value of the embedded conversion feature up to the principal amount ($600,000) of the issued subordinated convertible debentures. The Company is amortizing the discount over the one-year life of the subordinated convertible debentures. For the year ended January 29, 2000, amortization totaling $280,300 has been included in interest expense.

     Any holder who elects to receive payment on the debenture in the form of shares of common stock will also receive, concurrent with such payment, redeemable warrants to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price of $2.00 per share per unit. Any holder who elects to receive payment on a debenture in the form of cash will also receive concurrent with such payment, redeemable warrants to purchase an aggregate of 6,250 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants can be exercised at any time and expire three years from the date of issuance. The warrants will be redeemable by the Company at any time after issuance, at a price of $.10 per warrant, upon 30 days notice, provided that the closing bid quotation of the Company's common stock has exceeded $3.00 for a period of 30 consecutive days during the period in which the warrants are exercisable.


                                       16                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     One of the Company's directors and a principal shareholder is a holder of subordinated convertible debentures totaling $125,000.

(8)  EQUIPMENT LOAN

     In November 1998, the Company secured a loan with a principal amount of approximately $200,000, bearing interest of 10%, from AT&T Canada Long Distance Services Company ("AT&T"). Of the total loan proceeds, approximately $155,000 was paid directly by AT&T to third-party suppliers for telecommunications and computer equipment for use at the Company's call center facility located in Montreal, Canada. The remainder was advanced directly to the Company. Under the original terms of the loan agreement, the loan is to be repaid via a per-minute surcharge based on actual phone usage. The loan matures in March 2003 and is secured by the related equipment.

     Due to competitive pressures in the long distance services industry, the per-minute usage rate being charged by AT&T has decreased substantially from the original agreement, effectively eliminating the surcharge. It is management's belief that the surcharge will not reappear and that the loan balance will ultimately be forgiven.

(9)  STOCKHOLDERS' EQUITY

     COMMON STOCK

     On February 4, 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock to 50,000,000. This change has been reflected retroactively in the accompanying consolidated financial statements.

     On February 5, 1999, the Company consummated a private placement financing arrangement pursuant to which it issued 2,593,979 shares of its common stock at between $.06 and $.09 per share for an aggregate of $165,214. In connection with this transaction, the Company recorded a stock-based compensation charge of $1,728,390 for the difference between the fair value of the Company's common stock issued and the cash proceeds received.

     In August and September 1999, the Company consummated private placement financing arrangements pursuant to which it issued 580,000 shares of its common stock at $1.25 per share for an aggregate of $725,000.


                                       17                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     WARRANTS

     As of January 29, 2000, the following warrants were outstanding:

                 TITLE OF    AGGREGATE
                 ISSUANCE      AMOUNT
                    OF           OF
                 SECURITY    SECURITIES
                 CALLED        CALLED      TERM OF THE
                 FOR BY        FOR BY        WARRANTS     EXERCISE   REDEMPTION
   TITLE         WARRANTS     WARRANTS    (SEE NOTE 14)    PRICE       PRICE
-------------   -----------  ----------  -------------   -------   -----------
                                          May 17, 1995
 Redeemable       Common                 to October 31,
  warrants        stock       1,150,000       2000       $  3.50   $      0.10

                                          November 17,
Underwriters'                               1995 to
 underlying     Redeemable                 October 31,
  warrants       warrants       100,000       2000         .1015            --

                                         August 31, 1996
 Directors'       Common                   to August 31,
  warrants        stock         200,000        2003         1.00            --
                             ----------

Total warrants                1,450,000
                             ==========


     REDEEMABLE WARRANTS

     In connection with WAW's 1994 initial public offering, WAW issued an aggregate of 1,150,000 redeemable common stock purchase warrants. Each warrant originally entitled the holder to purchase one share of common stock at a price of $5.00, subject to adjustment in specified circumstances, for a period of three years commencing on May 17, 1995 and ending on May 17, 1998. In May 1998, WAW extended the exercise period of the warrants to May 17, 2000 (see note 14). On July 6, 1999, the Company's board of directors approved the reduction of the warrant exercise price from $5.00 per share to $3.50. In connection with this change, the Company recorded the value of the modification of $210,500, based on the change in the quoted market price of the warrants, as additional paid-in capital and a direct charge to accumulated deficit. The warrants are redeemable by the Company, upon the consent of Whale Securities Co., L.L.P., the underwriter in the initial public offering, at anytime upon notice of not less than 30 days, at a price of $0.10 per warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day before the day on which the Company gives notice has been at least 150% of the then-effective exercise price of the warrants.


                                       18                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     UNDERWRITERS' WARRANTS

     In connection with WAW's 1994 initial public offering, WAW issued to the underwriter and its designees certain warrants to purchase up to 100,000 shares of common stock at an exercise price of $7.25 per share ("underwriters' warrants") and/or up to 100,000 underlying warrants exercisable at $.145 per underlying warrant for the purchase shares of common stock at an exercise price of $5.00 per share ("underlying warrants"). The underwriters' warrants expired unexercised on November 17, 1999.

     In May 1998, WAW extended the exercise period of the underlying warrants to May 17, 2000 (see note 15). On July 6, 1999, the Company's board of directors approved the reduction of the exercise price of the underlying warrants and the purchase price of the common stock to $.1015 and $3.50, respectively. In connection with this change, the Company recorded the value of the modification of $18,300, based on the change in the quoted market price of the warrants, as additional paid-in capital and a direct charge to accumulated deficit.

     DIRECTORS' WARRANTS

     In August, 1996, the WAW obtained debt financing from three individuals who were directors at the time to fund working capital requirements. In connection with the debt issuance, WAW granted warrants to purchase an aggregate of up to 200,000 shares of its common stock at an exercise price of $1.00 per share exercisable until August 31, 2001. The securities underlying the warrants are subject to demand and "piggyback" registration rights. All amounts outstanding under the working capital commitments were repaid together with accrued interest in January 1997.

     On February 2, 1999, WAW's Board of Directors approved an extension of the directors' warrants from August 31, 2001 to August 31, 2003.

     STOCK OPTIONS

     1994 STOCK OPTION PLAN

     In November 1994, the Company adopted the 1994 Stock Option Plan ("Stock Option Plan"), pursuant to which employees, directors, consultants and other persons who perform substantial services for or on behalf of the Company may be granted stock options to purchase shares of the Company's common stock. The Stock Option Plan, as amended, reserved 560,000 shares of the Company's common stock for issuance under the Stock Option Plan as incentive or non-incentive stock options. Options under the Stock Option Plan vest ratable between one and five years as determined by the Board of Directors and must be exercised within ten years from the date of grant. The exercise price per share of each stock options will be an amount not less than the par value of such shares and, in the case of incentive options, not less than the fair market value of such shares on the date of grant. At January 29, 2000, 59,833 shares are available to be granted under the Stock Option Plan.


                                       19                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     1994 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

     In November 1994, the Company adopted the 1994 Non-employee Directors' Stock Option Plan ("the Directors' Plan"), pursuant to which non-employee directors may be granted options to purchase shares of the Company's common stock. An aggregate of 40,000 shares of common stock have been reserved for issuance under the Directors' Plan. Options vest as determined by the Board of Directors on the date of grant and must be exercised within ten years from the date of grant. All stock options granted under the Directors' Plan will be exercisable at the fair market value of the Company's common stock on the date of grant. At January 29, 2000, 20,000 shares are available to be granted under the Directors' Plan.

     NONPLAN STOCK OPTIONS

     During fiscal year 2000, the Company issued nonplan stock options to directors and consultants. In connection with these grants, the Company recorded compensation and consulting expense of approximately $156,000.

     On February 5, 1999, the Company granted to two directors and principal shareholders and to its President and Chief Executive Officer options to purchase 20,000 unregistered shares each of the Company's common stock at an exercise price of $0.8125. The options vest one-year from the date of grant.

     In February 1999, the Company granted to a third-party 5,000 stock options to purchase shares of the Company's common stock in consideration for providing certain furniture to the Company. The stock options were granted at $0.8125, the fair market value of the common stock on the date of grant. The options vest 50% on December 31, 1999 and 50% on December 31, 2000.

     In June 1999, in connection with the acquisition of Web Trafic Inc., the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in establishing its Internet division. Pursuant to the management agreement, the Company granted to the firm options to acquire an aggregate of 250,000 shares at an exercise price of $0.50 per share. Of such options, 50,000 vested immediately upon execution of the agreement and, accordingly, compensation expense of $32,800 has been recognized based on the value of the stock option grant using the Black-Scholes option valuation model. The remaining 200,000 options were to vest in increments of 50,000 on each six-month anniversary of the agreement, subject to completion of certain milestones. None of the remaining 200,000 options was expected to vest, and thus no compensation expense has been recognized. The management firm terminated its agreement with the Company on March 28, 2000 and the remaining 200,000 options were canceled.

     In August 1999, the Company granted a third-party consultant options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $1.50, the fair market value of the Company's common stock on the date of grant, in consideration for public relations services to be performed over a three month period. The options vest one year from the date of grant. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated value of the stock options of $52,300 is being amortized over the period of service.


                                       20                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     In October 1999, the Company granted a third-party consultant options to acquire an aggregate of 25,000 shares at an exercise price of $0.9375, the fair market value on the date of grant, in consideration for services previously rendered by the consultant. The options vest one year from the date of grant. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated value of the stock options of $16,300 was recognized on the date of grant.

     In October 1999, the Company granted an employee options to purchase 50,000 unregistered shares of the Company's common stock at an exercise price of $0.06. The options vested immediately. The Company has recognized an expense of $53,300 for the difference between the fair value of the stock options and the grant price on the date of grant.

     In December 1999, the Company granted 20,000 stock options to a Director. The stock options vest after one year. The Company recorded a deferred compensation amount of $10,500 for the difference between the fair value of the common stock and the exercise price of the stock option on the date of grant. At January 29, 2000, the remaining deferred compensation was $9,600.

     The following table summarizes information about the aggregate stock option activity for the Company's stock option plans for the year ended January 29, 2000:

                                                       WEIGHTED
                                          NUMBER        AVERAGE
                                            OF         EXERCISE
                                          SHARES         PRICE
                                        ----------     --------
Balance at January 30, 1999                     --     $     --

   Acquired through WAW acquisition        520,167         2.24
   Granted                               1,625,000         0.51
   Exercised                                    --           --
   Forfeited                              (550,000)        0.06
                                        ----------     --------

Balance at January 29, 2000              1,595,167     $   1.23
                                        ==========     ========


                                       21                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999


     The following table summarizes information about the Company's outstanding stock options at January 29, 2000:

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                -------------------------------------  ------------------------
                                           WEIGHTED-
                               WEIGHTED-    AVERAGE                   WEIGHTED-
                               AVERAGE     REMAINING                   AVERAGE
      EXERCISE     NUMBER      EXERCISE   CONTRACTUAL     NUMBER      EXERCISE
       PRICE    OUTSTANDING     PRICE       (YEARS)     EXERCISABLE    PRICE
     ---------  ------------  ---------   -----------  ------------  ----------

     $0.06           50,000   $    0.06          9.67        50,000    $   0.06
     $0.50          250,000        0.50          9.33        50,000        0.50
     $0.81          650,000        0.81          9.01       295,000        0.81
     $0.94           75,000        0.94          9.77            --         --
     $1.00           36,667        1.00          6.57        36,667        1.00
     $1.50          160,000        1.50          7.28       110,000        1.50
     $1.69           49,000        1.69          6.31        49,000        1.69
     $1.88          217,500        1.88          9.00       217,500        1.88
     $4.25           80,000        4.25          4.87        80,000        4.25
     $5.00           27,000        5.00          4.79        27,000        5.00
                  ---------   ---------   -----------  ------------  ----------

                  1,595,167   $    1.23          8.52       915,167    $   1.57
                  =========   =========   ===========  ============  ==========

     SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs for awards in fiscal 2000 under the Company's stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company's net loss would have been as follows:

                                                       2000
                                                   ------------
        Net loss          As reported            $ (16,809,157)
                          Pro forma                (17,011,601)

     The weighted-average fair values at the date of grant for options granted during the year ended January 29, 2000 was $0.66 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                      2000
                                                   ----------
        Expected life in years                        2.0
        Interest rate                                 5.0%
        Volatility                                    170%
        Dividend yield                                --



                                       22                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

(10) COMMITMENTS AND CONTINGENCIES

     LEASES

     During fiscal 2000, the Company entered into a month-to-month sublease agreement with Young Management Group, Inc. ("YMG"), for its central headquarters in a facility located in Burlington, Massachusetts. YMG is owned by Stanley Young, the former chairman and a significant stockholder of the Company. YMG's lease agreement expires in February 2001. The Company's annual lease payments total approximately $66,000.

     The Company leases an office facility located in Quebec Canada. In connection with the lease, the Company has granted the lessor a security interest in certain movable assets to secure the value of six-months of rent. The lease term runs through October 2003. The Company's annual lease payments under the lease agreement are approximately $57,000.

     Total rent expense under the Company's operating leases was approximately $129,500 and $18,500 for the year ended January 29, 2000 and for the period from inception (July 31, 1998) through January 30, 1999, respectively.

     Minimum future rental payments under these noncancelable operating leases (including its central headquarters) as of January 29, 2000 were as follows:

                   FISCAL YEAR END                 AMOUNT
                  -------------------            ----------
                         2001                    $  123,000
                         2002                        62,200
                         2003                        56,700
                         2004                        42,500
                                                 ----------
                                                 $  284,400
                                                 ==========

     In connection with the 1997 sale of the WAW retail operations, the Company agreed to assign the existing operating leases to the buyer. The Company received landlord consent for all of the lease assignments, except one for which the landlord consent for the assignment was not required. The Company, as well as the buyer, believe that the buyer has satisfactorily complied with the landlord's requirements for assigning this lease obligation. The Company may still be held liable under these lease obligations should the buyer default on the assigned leases. The total remaining payments under the assigned leases total approximately $4.8 million. In addition, the lease agreements contain contingency clauses regarding results.


                                       23                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

     EMPLOYMENT CONTRACTS

     The Company maintains employment contracts with its President and Chief Executive Officer and its Chief Technology Officer.

     The President and Chief Executive Officer's employment agreement includes severance or change in control provisions that provide for compensation of the greater of two-years base salary or $500,000. Under the employment agreement, the President and Chief Executive Officer was granted options to acquire 500,000 shares of the Company's common stock of which 50% vested immediately and the remaining 50% vest upon completion of the first full year of employment. The employment agreement also provides for accelerated vesting of stock options in the event the Company's common stock meets certain market performance levels.

     The Company's Chief Technology Officer's employment agreement includes severance and change in control provisions that provide for compensation of six months base salary and accelerated vesting of any outstanding stock options the individual holds at that time. The agreement also provides for financial incentives, based on meeting specified developmental and financial goals, of up to $100,000 plus 3% of net sales in excess of $7.5 million in calendar year 2000.

     TELECOMMUNICATIONS CONTRACT

     The Company signed an agreement with AT&T for telecommunication services for a period of four years beginning in March 1999. Under the agreement, the Company is committed to purchase telecommunication services of approximately $23,000 per month.

     LEGAL PROCEEDINGS

     The Company is not a party or subject to any legal proceedings, other than claims and lawsuits arising in the ordinary course of business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.


                                       24                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

(11) INCOME TAXES

     No provision for income taxes has been recorded for any period presented as the Company has incurred net operating losses for tax purposes.

     The following table reconciles the Federal statutory income tax rate to the Company's effective income tax (benefit) rate:

                                                                  PERIOD FROM
                                                                   INCEPTION
                                                YEAR ENDED      (JULY 31, 1998)
                                                JANUARY 29,         THROUGH
                                                   2000        JANUARY 30, 1999
                                                -----------    -----------------
       Federal statutory income tax rate          (34.0%)           (34.0)
       Change in valuation allowance                5.0              34.0
       Stock-based charges                         28.0               --
       Other                                        1.0               --
                                                -----------    -----------------

       Effective income tax (benefit) rate         --                 --
                                                ===========    =================

     Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                      JANUARY 29,    JANUARY 30,
                                                          2000          1999
                                                      -----------    -----------
       Deferred tax assets:
          Federal net operating loss credit
            carryforwards                             $   437,733            --
          State net operating loss carryforwards           80,723            --
          Foreign net operating loss carryforwards        430,987       100,449
          Start-up and organizational costs                86,168            --
          Non-qualified stock options                      63,022            --
          Other                                             7,047            --
                                                      -----------    -----------

               Total gross deferred tax assets          1,105,680       100,449

       Less: valuation allowance                       (1,105,680)     (100,449)
                                                      -----------    -----------
               Net deferred tax assets                $        --            --
                                                      ===========    ===========


                                       25                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999


     The valuation allowance for deferred tax assets was $1,105,680 and $100,449 as of January 29, 2000 and January 30, 1999, respectively. The net change in the total valuation allowance for the year ended January 29, 2000 and for the period from inception (July 31, 1998) through January 30, 1999 was an increase of $1,005,231 and $100,449, respectively. The valuation allowance has been established because, based on the limited operating history of the Company and other available evidence, the realization of the deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109.

     At January 29, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,287,000 which are available to offset future Federal taxable income, if any, through 2020. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards and other tax attributes may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. The Company has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

(12) OTHER RELATED PARTY TRANSACTIONS

     On July 6, 1999, the Board of Directors approved the reduction of the exercise price of the redeemable common stock purchase warrants $5.00 per share to $3.50. A director of the Company is a principal warrant holder holding an aggregate of 135,000 redeemable warrants.

     The Company paid consulting fees to a firm which is owned by the Company's President and Chief Executive Officer. Total fees incurred were $80,000 for the year ended January 29, 2000.

     The Company paid consulting fees to a firm owned by a principal shareholder and former Chairman of the Board. Total fees incurred were approximately $70,000 for the year ended January 29, 2000.

     The Company paid consulting fees to firms owned by certain shareholders. Total fees incurred were $70,500 for the period from inception (July 31, 1998) through January 30, 1999.


                                       26                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999

(13) SEGMENT REPORTING

     As of January 29, 2000, the Company's operations are classified in two reportable business segments; secure wireless encryption segment and telecom services segment. Call center teleservices, included in the telecom services segment, are provided though the Canadian subsidiary, Tele Hub Link Corporation, who provides services in both the United States and Canada. The secure wireless encryption segment began in fiscal 2000 and is in its development stage. The following is a tabulation of business segment information for the fiscal year ending January 29, 2000, and the period from inception (July 31, 1998) through January 30, 1999:

                                SECURE
                               WIRELESS          TELECOM
                              ENCRYPTION        SERVICES
                                SEGMENT          SEGMENT          TOTAL
                              ----------        ----------      ---------
        2000
        ----
        Revenue              $         --        1,151,827        1,151,827
        Operating loss        (15,263,663)      (1,204,555)     (16,468,218)
        Net interest             (310,300)          (9,219)        (319,519)
        Pretax loss           (15,573,963)      (1,235,194)     (16,809,157)
        Net loss              (15,573,963)      (1,235,194)     (16,809,157)
        Assets                  1,851,889          707,345        2,559,234
        Depreciation and
          amortization                 --          166,906          166,906
        Additions to
          long-lived assets     1,800,000          695,602        2,495,602

        1999
        ----

        Revenue              $         --          210,398          210,398
        Operating loss                 --         (219,718)        (219,718)
        Net interest                   --               --               --
        Pretax loss                    --         (223,222)        (223,222)
        Net loss                       --         (223,222)        (223,222)
        Assets                         --          339,595          339,595
        Depreciation and
          amortization                 --           23,437           23,437
        Additions to
          long-lived assets            --          228,228          228,228


         GEOGRAPHIC AREA        UNITED
           INFORMATION          STATES             CANADA           TOTAL
       -------------------   ------------         --------       ----------
        2000
        ----

        Revenue              $    916,603          235,224        1,151,827
        Long-lived assets       1,981,793          336,645        2,318,438

        1999
        ----

        Revenue              $     90,838          119,560         210,398
        Long-lived assets              --          204,791         204,791


                                       27                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999


     Revenue from four and two customers of the Telecom services segment represents approximately 46% and 71% of the Company's consolidated revenues for the year ended January 29, 2000 and revenues for the period of inception (July 31, 1998) to January 30, 1999, respectively.

(14) SUBSEQUENT EVENTS

     SALE OF COMMON STOCK AND WARRANTS

     On March 6, 2000, the Company raised $8.1 million through its sale of 2,699,999 shares of restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock at no consideration. The warrants are exercisable at the option of the holder at any time up to the expiration date of March 4, 2005 at a price of $4.50 per share. Among the purchasers of these securities were the Company's President and its Chairman of the Board, who acquired an aggregate of 116,666 shares for $350,000.

     ACQUISITION OF BUSINESSES

     COMSEC SOLUTIONS, LLC

     On March 24, 2000, the Company acquired 100% of the membership interest in COMSEC Solutions, LLC ("COMSEC") for 100,000 shares of its unregistered common stock. COMSEC is a consulting company with expertise in the field of encryption, both radio and wireless, authentication, web security and e-commerce. The acquisition will be accounted for under the purchase method, and accordingly, the purchase price will be allocated to the identifiable tangible and intangible assets based on their estimated fair values.

     MVP SYSTEMS, INC.

     In June 2000, the Company signed a letter of intent to acquire the issued and outstanding stock of MVP Systems, Inc. for $100,000 in cash and the issuance of 600,000 shares of the Company's common stock. The acquisition will be accounted for under the purchase method and, accordingly, the purchase price will be allocated to the identifiable tangible and intangible assets based on their estimated fair values.

     EXTENSION OF EXERCISE PERIOD OF REDEEMABLE COMMON STOCK WARRANTS AND UNDERWRITERS' UNDERLYING WARRANTS

     On March 27, 2000, the Board of Directors approved an exercise period extension of its publicly held redeemable common stock warrants and underwriters' underlying warrants from May 17, 2000 to October 31, 2000.


                                       28                            (continued)

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 29, 2000 and January 30, 1999


     ISSUANCE OF STOCK OPTIONS TO EMPLOYEES AND DIRECTORS

     On February 9, 2000, the Company's Board of Directors granted 1,250,000 options to certain employees and directors of the Company at a grant price of $4.50. Of the total options granted, 1,200,000 options become exercisable on February 4, 2001, while the remaining options become exercisable on February 4, 2002.

     CONVERSION OF SUBORDINATED CONVERTIBLE DEBENTURES

     On July 14, 2000, the Company received notice that all holders of the subordinated convertible debentures have chosen to convert the debt to shares of the Company's common stock. As a result, the Company will issue 1,200,000 shares of its common stock.