Form 10QSB/A
period 1999-05-01
TELEHUBLINK CORP
filed 2000-07-24
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                        (Amendment No. 1 to Form 10-QSB)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 18, 1999, there were 17,873,442 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                             TELEHUBLINK CORPORATION

                                      INDEX
                                  FORM 10-QSB/A
                                (Amendment No. 1)

PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.  Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets May 1, 1999 (unaudited)
    and January 30, 1999 .................................................   3

 Condensed Consolidated Statements of Operations for the Thirteen
    Weeks Ended May 1, 1999 (unaudited)...................................   4

 Condensed Consolidated Statements of Cash Flows for the Thirteen
    Weeks Ended May 1, 1999 (unaudited)...................................   5

 Notes to Condensed Consolidated Financial Statements ....................   6


Item 2.  Management's Discussion and Analysis or Plan of Operation .......   9


PART II.  OTHER INFORMATION
---------------------------

Item 2.   Change in Securities and Use of Proceeds ......................   13

Item 4.   Submission of Matters to a Vote of Security Holders ...........   13

Item 6.   Exhibits and Reports on Form 8-K ..............................   14


SIGNATURES ..............................................................   15

* This amended Form 10-QSB is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note 5 of Notes to Condensed Consolidated Financial Statements and certain portions of
Part I-Item 2-Management's Discussion and Analysis or Plan of Operation and
Exhibit 27-Financial Data Schedule have been amended to reflect the restatement. The remaining information in this amended Form 10-QSB has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-QSB relates. For more recent information regarding the Company and current developments, reference is made to the Company's Form 10-KSB as filed on July 19, 2000.

                             TELEHUBLINK CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MAY 1,            JANUARY 30,
                                  ASSETS                                       1999                1999
                                                                     (AS RESTATED, SEE NOTE 5)
                                                                     ------------------------   ------------
                                                                            (Unaudited)
CURRENT ASSETS:
     Cash                                                                   $     2,762         $      --
     Accounts receivable                                                        179,103              20,030
     Prepaid expenses and other current assets                                   54,363              87,579
                                                                            -----------         -----------
                      Total current assets                                      236,228             107,609

PROPERTY AND EQUIPMENT, net                                                     234,980             204,791

OTHER ASSETS                                                                     18,807              27,195
                                                                            -----------         -----------
                      Total assets                                          $   490,015         $   339,595
                                                                            ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                       $   136,805         $    17,910
     Accrued expenses                                                           146,474              44,508
     Accrued merger costs                                                       365,000                --
     Equipment Loan                                                             210,346             202,866
                                                                            -----------         -----------
                Total current liabilities                                       858,625             265,284
                                                                            -----------         -----------
                 Total liabilities                                              858,625             265,284
                                                                            -----------         -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock                                                               178,734             130,114
     Additional paid-in capital                                               1,568,753             167,419
     Deferred compensation                                                     (109,000)               --
     Accumulated deficit                                                     (2,007,097)           (223,222)
                                                                            -----------         -----------
                Total stockholders' equity (deficit)                           (368,610)             74,311
                                                                            -----------         -----------
                Total liabilities and stockholders' equity (deficit)        $   490,015         $   339,595
                                                                            ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THIRTEEN WEEKS ENDED
                                                                  MAY 1, 1999
                                                            (AS RESTATED, SEE NOTE 5)
                                                            -------------------------
Sales                                                             $    320,832

Cost of sales                                                          202,149
                                                                  ------------

Gross profit                                                           118,683

                                                                  ------------
Operating expenses:

Stock-based charges                                                  1,745,190
Selling, general and administrative expenses                           170,355
                                                                  ------------
         Total operating expenses                                    1,915,545
                                                                  ------------
         Operating loss                                             (1,796,862)

Other income (expense):

Interest expense                                                        (1,399)
Interest and other income                                               14,386
                                                                  ------------

                                                                  $ (1,783,875)

                                                                  ============

Basic and diluted net loss per share                              $      (0.10)
                                                                  ============

Weighted average common shares of common stock outstanding
    used in computing basic and diluted net loss per share          17,631,219
                                                                  ============

     See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED
                                                                            MAY 1, 1999
                                                                     (AS RESTATED, SEE NOTE 5)
                                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(1,783,875)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                      10,886
              Stock-based charges                                             1,745,190
              Changes in operating assets and liabilities:
                  Accounts receivable                                          (159,073)
                  Prepaid expenses and other current assets                      27,325
                  Other assets                                                    8,388
                  Accounts payable                                              123,538
                  Accrued expenses                                             (100,237)
                                                                            -----------
                    Net cash used in operating activities                      (127,858)
                                                                            -----------
CASH FLOWS FROM INVESTING ACTIVITY:
     Purchase of property and equipment                                         (42,074)
                                                                            -----------
                    Net cash used in investing activity                         (42,074)
                                                                            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     165,214
     Proceeds from equipment loan                                                 7,480
                                                                            -----------
                    Net cash provided by financing activities                   172,694
                                                                            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,762

CASH AND CASH EQUIVALENTS, beginning of period                                     --
                                                                            -----------

CASH AND CASH EQUIVALENTS, end of period                                    $     2,762
                                                                            ===========

SUPPLEMENTAL DISCLOSURE INFORMATION:

         Cash paid during the period for interest                           $     1,399

NON-CASH INVESTING AND FINANCING ACTIVITIES:

         Net liabilities assumed on reverse merger with WAW (note 2)        $   569,451

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   MAY 1, 1999

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements of Telehublink Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended January 29, 2000 filed on July 19, 2000.

       The unaudited consolidated condensed financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

(2)    MERGER WITH WHAT A WORLD

       On February 4, 1999, What A World!, Inc. ("WAW"), a publicly-held "shell company," acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub") (the "Company"), a privately-held company organized under the laws of the Province of Ontario, Canada, engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated December 21, 1998, WAW acquired all the issued and outstanding common stock of TeleHub in exchange for an aggregate of 13,011,339 shares of WAW common stock (or 3.9252318 shares of WAW's common stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly owned subsidiary of WAW. In addition, in connection with the TeleHub transaction, WAW amended its Certificate of Incorporation in order to change its legal name to TeleHubLink Corporation.

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

(3)    STOCK OFFERING

       On February 4, 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of its common stock to 50,000,000.

       On February 5, 1999, the Company consummated a private placement financing arrangement pursuant to which it issued 2,593,979 shares of its common stock at between $.06 and $.09 per share for an aggregate of $165,214. Proceeds of the financing were used to fund working capital requirements of the Company and for general corporate purposes. The Company relied upon the exception provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance and sale of its common stock. In connection with this transaction, the Company recorded a stock-based compensation charge of $1,728,390 for the difference between the fair value of the Company's common stock issued and the cash proceeds received.

(4)    EMPLOYMENT CONTRACT

       In February 1999, the Company entered into an employment agreement with its President and Chief Executive Officer. The employment agreement includes severance or change in control provisions that provide for compensation of the greater of two-years base salary or $500,000. Under the employment agreement, the President and Chief Executive Officer was granted options to acquire 500,000 shares of the Company's common stock of which 50% vested immediately and the remaining 50% vest upon completion of the first full year of employment. The employment agreement also provides for accelerated vesting of stock options in the event the Company's common stock meets certain market performance levels.

(5)    RESTATEMENT

       The consolidated financial statements for the thirteen weeks ended May 1, 1999 and May 2, 1998 have been restated to reflect various adjustments to the previously reported financial statements. The following table sets forth the impact on the consolidated statements of operations and consolidated balance sheet:

                                                    THIRTEEN WEEKS ENDED           THIRTEEN WEEKS ENDED
                                                         MAY 1, 1999                    MAY 2, 1998
                                                -----------------------------      ------------------------
                                                   AMOUNT                           AMOUNT
                                                 PREVIOUSLY       AS RESTATED      PREVIOUSLY   AS RESTATED
                                                  REPORTED                          REPORTED
                                                -----------       -----------      ----------   -----------
       Statement of Operations:

       Revenue                                   $  337,165          320,832             --         --

       Cost of revenue                              202,149          202,149             --         --

       Gross profit                                 118,683          118,683             --         --

       Stock-based charges                             --          1,745,190             --         --

       Selling, general and administrative          165,955          170,355           17,385       --
       expenses


       Other income (expense)                        12,987           12,987            1,005       --

       Net loss                                     (34,285)      (1,783,875)         (16,380)      --

       Basic and diluted net loss per share            --               (.10)            (.01)      --

       Balance Sheet:

       Cash and cash equivalents                      2,762            2,762

       Total assets                                 570,015          490,015

       Accumulated deficit                         (277,470)      (2,007,097)

       Total stockholder's equity (deficit)          75,902         (368,610)

       The amounts shown as previously reported for the thirteen weeks ended May 1, 1999 and May 2, 1998 are as reported in the Company's previously filed Form 10-QSB. The previously filed 10-QSB for the quarter ended May 1, 1999 compared the current operating results of the Company to the prior operating results of WAW. As discussed in note 2, and as a result of the reverse merger, TeleHub has been deemed the acquiring enterprise, therefore for financial reporting purposes; the first quarter results of fiscal 1998 (May 2, 1998) should have been TeleHub's operating results and not WAW's operating results. Because TeleHub began its operations on July 31, 1998, there are no operating results to present for the first quarter ended May 2, 1998. Adjustments to the consolidated financial statements for the quarter ended May 1, 1999 reflect fourth quarter charges recorded by the Company and are reflected in the Company's fiscal 2000 Form 10-KSB filed on July 19, 2000. A summary of the significant adjustments that impacted the previously reported first quarter results is as follows:

       o To record a non-cash stock-based compensation charge of $1,728,390, for the difference between the fair value of the Company's common stock and the proceeds received in connection with the Company's private placement of common stock in February 1999.

       o To record non-cash stock-based compensation charges of $16,800 in connection with the granting of stock option to employees and consultants.

       o To write-off capitalized costs of $80,000 in connection with the merger with WAW directly to additional paid-in-capital (see note 2).

       o To record a liability for vacation time of $4,400 earned by employees.

(6)    STOCK OPTIONS

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

(7)    SUBSEQUENT EVENTS

       On May 13, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of wirelessEncryption.com, a privately-held company which is currently in the process of developing advanced ultra-secure signal processing technology for wireless and Internet communications as well as other data transmissions, and on May 20, 1999, the Company entered into a letter of intent to acquire Web Trafic Inc., a privately held company that provides Internet e-commerce opportunities to small and medium sized businesses. There can be no assurance that either acquisition will be completed or, if completed, that either acquisition would generate meaningful revenues or profits for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     TeleHubLink Corporation (formerly known as What A World!, Inc.)(the "Company") was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products, which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. In May 1997, the Company sold substantially all of its assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities (the "1997 Sale"). The completion of the 1997

Sale terminated the Company's specialty retail operations. For the period May 1997 through February 3, 1999, the Company had no operating business and sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination. On February 4, 1999, the Company acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub"), a privately held company organized under the laws of the Province of Ontario, Canada, that is engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated as of December 21, 1998 (as amended, the "Share Purchase Agreement") between the Company, TeleHub and the shareholders of TeleHub (the "TeleHub Shareholders"), the Company acquired from the TeleHub Shareholders all of the issued and outstanding capital stock of TeleHub in exchange for an aggregate of 13,011,339 shares (the "Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company (or 3.9252318 shares of the Company's Common Stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly owned subsidiary of the Company (the "TeleHub Transaction"). In addition, in connection with the TeleHub Transaction, the Company amended its Certificate of Incorporation in order to change its name from What A World!, Inc. to TeleHubLink Corporation. As a result of the 1997 Sale and the TeleHub Transaction, the Company currently operates as a holding company, the principal asset of which is its 100% ownership interest in TeleHub. Accordingly, the business of the Company is currently conducted primarily through TeleHub.

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

     The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and are in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, TeleHub has formed a new Internet division, which is engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. On May 13, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of wirelessEncryption.com, a privately-held company, which is currently in the process of developing advanced ultra-secure signal processing technology for wireless and Internet communications as well as other data transmissions, and on May 20, 1999, the Company entered into a letter of intent to acquire Web Traffic Inc., a privately held company that provides Internet e-commerce opportunities to small and medium sized businesses. There can be no assurance that either such acquisition will be completed or, if completed, that either acquisition would generate meaningful revenues or profits for the Company. In addition, in the event the Company completes either or both of such acquisitions, the Company will be required to obtain additional financing in order to fund the development and operational costs of the companies so acquired. There can also be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

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

     The following discussion relates to the Company for the period ended May 1, 1999 and accordingly reflects the results of operations or activities of TeleHub, which became a wholly owned subsidiary of the Company upon consummation of the TeleHub Transaction on February 4, 1999.

RESULTS OF OPERATIONS (Restated)

     As discussed in note 2 to the condensed consolidated financial statements, as a result of the reverse merger between WAW and TeleHub, TeleHub has been deemed the acquiring enterprise for financial reporting purposes. Because TeleHub began its operations on July 31, 1998, there are no operating results to present for the previous fiscal quarter ended May 2, 1998.

THIRTEEN WEEKS ENDED MAY 1, 1999

     Net sales for the thirteen weeks ended May 1, 1999 (the "First Quarter of Fiscal 2000") increased by approximately $320,832 from zero solely because the Company was not operating during the comparable time period in 1998. The sales were generated from the Canadian call center business.

     Gross profit for the First Quarter of Fiscal 2000 was $118,683 or 37.0% of sales, as compared with $0 for the First Quarter of Fiscal 1999. The increase is solely because the Company was not operating during the comparable period fiscal in 1999.

     Stock-based charges for the First Quarter of Fiscal 2000 were $1,745,190. These non-cash charges were the result of the issuance of the Company's common stock and stock options at below fair market value. In February 1999, the Company recorded a stock-based compensation charge of approximately $1.7 million relating to the sale of its common stock. The non-cash charge reflects the difference between the price paid and the market value of the stock. The Company also recorded approximately $16,000 in stock-based compensation charges relating to stock option grants to certain employees and outside third parties during the quarter.

     Selling, general and administrative expenses ("SG&A") increased to approximately $170,355 in the First Quarter of Fiscal 2000 from zero because the Company was not operating during the comparable period time period in fiscal 1999. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, depreciation, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance and administrative salaries).

         No provision for income taxes has been recorded for the First Quarter of Fiscal 2000 as the Company has incurred net operating losses for tax purposes. The Company has established a full valuation allowance against its deferred tax assets because we believe it is more likely than not the tax benefits may not be realized under the criteria established by SFAS. No. 109.

LIQUIDITY AND CAPITAL RESOURCES (Restated)

     The Company had working capital deficits of approximately $(622,397) and $(157,675) at May 1, 1999 and January 30, 1999, respectively. Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market.

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

    During the First Quarter of Fiscal 2000, the Company did not maintain any lines of credit or cash borrowings to finance its capital requirements, except for an equipment loan.

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

     The Company's future operations are subject to various risk factors, including the following: the limited funds currently available to the Company may not be adequate for the Company to pursue its business objectives, and there is no assurance funds will be available from any source and, if not available, the Company will be required to limit its operations to those that can be financed from existing funds; TeleHub has a limited operating history and there can be no assurance that any of its future activities will be profitable; as a holding company, the Company's success will depend on the operations, financial condition and management of TeleHub and any other companies which the Company may acquire, and in the event the Company does not have the resources or is otherwise unable to diversify its operation into a number of areas, the Company may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with its operations; TeleHub may be unable to successfully complete acquisitions of assets or complementary companies which are necessary to expand its business, and may be unable to integrate into its operations any such businesses or assets acquired by it; TeleHub is a start-up company and, as such, may become subject to the problems, expenses, difficulties, complications and delays that are frequently encountered by a company establishing a new business; TeleHub may be unable to secure teleservices contracts with clients or generate revenues under any such contracts it does secure; TeleHub may be unable to successfully develop and utilize its acquired infrastructure and develop databases to perform teleservices for its clients and may be unable to successfully implement marketing and sales methods for its services or expand into new areas, including Internet and "e-commerce" related businesses; TeleHub may be unable to acquire and implement quality telecommunications and computer technology and end user database and software products necessary for its operations; TeleHub may be unable to respond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; TeleHub may be unable to adequately ensure that its operations will not be adversly impacted by the Year 2000 Issue; TeleHub's inability to obtain adequate local or long distance telephone service, or any interruption in such service or rate increases relating thereto, could materially adversely affect TeleHub's business, results of operations and financial condition; TeleHub may not be able to procure, hire and train on a timely basis a sufficient labor force of qualified employees or independent contractors in connection with an increase, if any, in the volume of its teleservices business; TeleHub's failure to retain the service of its key employees or its failure to retain additional qualified management personnel to support its planned growth could have a material adverse effect on TeleHub; the teleservices industry is highly competitive and is characterized by low barriers to entry and rapid growth, and TeleHub may not be able to compete effectively against its current competitors or future competitors, many of whom may be substantially larger and better capitalized than TeleHub; and any changes to existing Canadian or U.S. federal, provincial or state laws or regulations governing TeleHub's business, or any additional laws or regulations, could limit TeleHub's current or future activities or could significantly increase TeleHub's cost of compliance.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 1999, the Registrant consummated a financing arrangement pursuant to which it issued 2,593,979 shares of Common Stock for an aggregate of $165,214. Proceeds of the financing were used to fund working capital requirements of the Registrant and for general corporate purposes. The

Registrant relied upon the exception provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance and sale of such shares.

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

                                         TeleHubLink Corporation.

Date:   July 24, 2000                By: /s/ BRUCE W. YOUNG
                                         ------------------------
                                         Bruce W. Young
                                         President

Date:   July 24, 2000                By: /s/ DOUGLAS MILLER
                                         ------------------------
                                         Douglas Miller
                                         Vice President Finance
                                         (Principal Financial and
                                         Accounting Officer)