Form 10QSB
period 2000-04-29
TELEHUBLINK CORP
filed 2000-07-24
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 29, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 18, 2000, there were
 26,585,106 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                            TELEHUBLINK CORPORATION.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
-------  ---------------------                                                                 ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets--April 29, 2000 (unaudited) and January 29, 2000...........3

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended
April 29, 2000 and May 1, 1999 (unaudited).......................................................4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
April 29, 2000 and May 1, 1999 (unaudited).......................................................5

Notes to Condensed Consolidated Financial Statements.............................................6

Item 2. Management's Discussion and Analysis or Plan of Operation................................8


PART II.  OTHER INFORMATION
---------------------------

Item 2. Changes in Securities ..................................................................15

Item 6. Exhibits and Reports on Form 8-K .......................................................16

SIGNATURES......................................................................................17

                             TELEHUBLINK CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        APRIL 29,         JANUARY 29,
                                      ASSETS                              2000               2000
                                                                      ------------       ------------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                          $  6,848,947             26,549
   Accounts receivable, net                                                273,995             44,223
   Amount due from sale of assets                                             --              125,000
   Prepaid expenses and other current assets                                18,862             37,095
                                                                      ------------       ------------
                 Total current assets                                    7,141,804            232,867

Property and equipment, net                                                326,860            336,645
Intangible assets, net                                                   2,105,715          1,981,793
Other assets                                                                  --                7,929
                                                                      ------------       ------------
                                                                      $  9,574,379          2,559,234
                                                                      ============       ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    297,651            213,219
   Accrued expenses                                                        772,004          1,092,087
   Subordinated convertible debentures, at accreted value
      (liquidation value $600,000)                                         430,300            280,300
   Equipment loan                                                          196,395            196,395
                                                                      ------------       ------------
                 Total current liabilities                               1,696,350          1,782,001
                                                                      ------------       ------------
                 Total liabilities                                       1,696,350          1,782,001
                                                                      ------------       ------------
Stockholders' equity:
   Common stock                                                            265,851            237,534
   Additional paid-in capital                                           26,746,536         17,814,241
   Stockholders' notes receivable                                             --               (3,763)
   Deferred compensation                                                  (515,885)            (9,600)
   Accumulated deficit                                                 (18,618,473)       (17,261,179)
                                                                      ------------       ------------

                 Total stockholders' equity                              7,878,029            777,233
                                                                      ------------       ------------
                 Total liabilities and stockholders' equity           $  9,574,379          2,559,234
                                                                      ============       ============

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED
                                                                APRIL 29,         MAY 1,
                                                                  2000            1999
                                                             ------------      ------------
Revenue                                                      $    338,546           320,832
Cost of revenue                                                   251,172           202,149
                                                             ------------      ------------

                   Gross profit                                    87,374           118,683
                                                             ------------      ------------
Operating expenses:
    Stock-based charges                                           143,008         1,745,190
    Research and development                                      489,451              --
    Selling, general and administrative expenses                  418,881           159,469
    Depreciation and amortization                                 284,045            10,886
                                                             ------------      ------------

                   Total operating expenses                     1,335,385         1,915,545
                                                             ------------      ------------

                   Operating loss                              (1,248,011)       (1,796,862)

Other income (expense):
    Interest expense                                             (165,839)           (1,399)
    Interest and other income                                      56,556            14,386
                                                             ------------      ------------

                   Net loss                                    (1,357,294)       (1,783,875)
                                                             ============      ============

Basic and diluted net loss per share                         $      (0.05)           (0.10)
                                                             ============      ===========
Weighted average shares of common stock outstanding used
    in computing basic and diluted net loss per share          25,401,188        17,631,219
                                                             ============      ============

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       THIRTEEN WEEKS ENDED
                                                                                                     APRIL 29,          MAY 1,
                                                                                                        2000             1999
                                                                                                    -----------      -----------
Cash flows from operating activities:
    Net loss                                                                                        $(1,357,294)      (1,783,875)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                284,045           10,886
           Amortization of debt discount                                                                150,000             --
           Stock-based charges                                                                          143,008        1,745,190
           Changes in operating assets and liabilities, net of impact of business acquisition:
              Accounts receivable                                                                      (205,731)        (159,073)
              Prepaid expenses and other current assets                                                  18,233           27,325
              Other assets                                                                                7,929            8,388
              Accounts payable                                                                           22,209          123,538
              Accrued expenses                                                                         (320,083)        (100,237)
                                                                                                    -----------      -----------

                      Net cash used in operating activities                                          (1,257,684)        (127,858)
                                                                                                    -----------      -----------
Cash flows from investing activities:
    Proceeds from sale of business                                                                      125,000            --
    Purchases of property and equipment                                                                    --            (42,074)
                                                                                                    -----------      -----------

                      Net cash provided by (used in) investing activities                               125,000          (42,074)
                                                                                                    -----------      -----------
Cash flows from financing activities:
    Proceeds from issuances of common stock, net of issuance costs                                    7,939,132          165,214
    Proceeds from exercise of stock options                                                              12,187             --
    Proceeds from stockholders' notes receivable                                                          3,763             --
    Proceeds from equipment loan                                                                           --              7,480
                                                                                                    -----------      -----------

                      Net cash provided by financing activities                                       7,955,082          172,694
                                                                                                    -----------      -----------

Net increase in cash and cash equivalents                                                             6,822,398            2,762

Cash and cash equivalents, beginning of period                                                           26,549             --
                                                                                                    -----------      -----------

Cash and cash equivalents, end of period                                                            $ 6,848,947            2,762
                                                                                                    ===========      ===========
Supplemental disclosure information:
    Cash paid during the period for interest                                                        $       839            1,399
                                                                                                    ===========      ===========
Non-cash investing and financing activities:
    Net liabilities assumed on reverse merger with WAW                                              $      --            569,451
                                                                                                    ===========      ===========
    Business acquisition:
        Fair value of assets acquired                                                               $   422,222             --
        Liabilities assumed                                                                             (62,222)            --
        Issuance of common stock                                                                       (360,000)            --
                                                                                                    -----------      -----------
           Cash paid                                                                                $      --               --
                                                                                                    ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Telehublink Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated condensed financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited interim consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended January 29, 2000 filed on July 19, 2000.

The unaudited consolidated condensed financial statements as of and for the thirteen weeks ended May 1, 1999 have been restated to reflect various adjustments to previously reported financial statements and are presented in the Company's amended Form 10-QSB/A as filed on July 24, 2000.

Operating results for the thirteen weeks ended April 29, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year.

(2)      SALE OF COMMON STOCK AND ISSUANCE OF WARRANTS

On March 6, 2000, the Company raised $8.1 million through its sale of 2,699,999 shares of restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock. The warrants are exercisable at the option of the holder at any time up to the expiration date of March 4, 2005 at a price of $4.50 per share. Among the purchasers of these securities were the Company's President and its Chairman of the Board, who acquired an aggregate of 116,666 shares for $350,000.

In connection with this transaction, the Company issued 16,666 shares of common stock and warrants to individuals for services rendered in connection with the above sale of common stock and warrants. The value of the shares and warrants of approximately $144,000 was recognized as offering costs and charged directly to paid in capital.

(3)      ACQUISITION OF BUSINESS

On March 24, 2000, the Company acquired 100% of the membership interest in COMSEC Solutions, LLC ("COMSEC") for 100,000 shares of its unregistered common stock. COMSEC is a consulting company with expertise in the field of encryption, both radio and wireless, authentication, web security and e-commerce. The acquisition was accounted for under the purchase method. The results of operations of COMSEC are included in the Company's consolidated statements of operations from the date of acquisition. The total purchase price of approximately $360,000 has been allocated to the identifiable tangible and intangible assets acquired based upon management's best preliminary estimate of fair value. The Company is in the process of completing a full valuation of the acquired tangible and intangible assets. In management's opinion, the preliminary estimates regarding the allocation of the purchase price and amortization periods are not expected to differ materially from the final allocation.

The following pro forma financial information presents the combined results of operations of the Company and COMSEC as if the acquisition had occurred as of the beginning of the periods presented, after giving effect to certain adjustments, mainly amortization of intangible assets. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company and COMSEC constituted a single entity during the thirteen-week periods ending April 29, 2000 and May 1, 1999.

                                             FOR THE THIRTEEN WEEKS ENDED
                                           APRIL 29, 2000        MAY 1, 1999
                                           --------------        -----------

     Revenue                                $   376,177             377,766
     Net loss                                (1,418,821)         (1,897,926)
     Net loss per share                           (0.06)              (0.11)

(4)      TRANSACTIONS WITH PLATINUM 2000

During fiscal 2000, the Company entered into an agreement to acquire Platinum 2000, a Canadian company. In May 2000, the companies mutually agreed not to close the deal because certain financial representations were not met. During the quarter ended April 29, 2000, the Company issued invoices to Platinum 2000 for call center customer services rendered totaling approximately $290,000. Revenue from services to Platinum 2000 represented approximately 86% of the Company's revenue for the quarter ended April 29, 2000. At April 29, 2000, approximately $236,000 remains outstanding and is included in accounts receivable. Management is confident that the remaining balance due from Platinum 2000 will be collected.

(5)      STOCK OPTION GRANTS

On February 9, 2000, the Company's Board of Directors granted 1,250,000 options to certain employees, directors and a former director of the Company at an exercise price of $4.50. Of the total options granted, 1,200,000 options become exercisable on February 4, 2001, while the remaining options become exercisable on February 4, 2002.

Included in the February 9, 2000 grant was 200,000 stock options issued to the Company's former chairman and a principal stockholder for consulting services. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated fair value of the stock options of approximately $544,000 was recorded as deferred compensation and is being recognized over the service period and vesting period of one-year.

(6) EXTENSION OF EXERCISE PERIOD OF REDEEMABLE COMMON STOCK WARRANTS AND UNDERWRITERS' UNDERLYING WARRANTS

On March 27, 2000, the Company's Board of Directors approved an exercise period extension of its publicly held redeemable common stock warrants and underwriters' underlying warrants from May 17, 2000 to October 31, 2000.

(7)      SEGMENT REPORTING

As of April 29, 2000, the Company's operations are classified in three reportable business segments; secure wireless encryption segment, Internet customer contact service center segment, and telecom services segment. The secure wireless encryption segment began in fiscal 2000 and is in its development stage. Research and development costs totaling $489,451 for the thirteen-week period ending April 29, 2000 relate solely to the secure wireless encryption segment. The Internet customer service center segment began in fiscal 2001 and is also in its development stage. All of the Company's revenue is derived from call center teleservices which are provided through the telecom services segment by the Canadian operating branch.

(8)      SUBSEQUENT EVENTS

ACQUISITION OF BUSINESS

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

CONVERSION OF SUBORDINATED CONVERTIBLE DEBENTURES

On July 14, 2000, the Company received notice that all holders of the subordinated convertible debentures have chosen to convert the debt to shares of the Company's common stock. As a result, the Company will issue 1,200,000 shares of its common stock and issue 1,200,000 warrants at an exercise price of $2.00 per warrant. The conversion of the subordinated convertible debentures has substantially reduced the Company's outstanding debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


BACKGROUND AND OVERVIEW OF THE COMPANY

     TeleHubLink Corporation, formerly known as What A World!, Inc. ("WAW" or the "Company") was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, we operated as a mall-based specialty retailer. In May 1997, we sold substantially all of our assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities. The completion of this sale terminated our active operations, and for the period May 1997 through February 3, 1999, we sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination.

     In February 1999, we acquired the outstanding capital stock of Tele Hub Link Corporation ("TeleHub"), a privately held company organized under the laws of the Province of Ontario, Canada. TeleHub was engaged in the business of providing teleservices to business clients. We acquired all the outstanding capital stock of TeleHub from the TeleHub shareholders in exchange for an aggregate of 13,011,339 shares of our common stock. As a result of this transaction, TeleHub became a branch or operating entity of the Company. In connection with the TeleHub transaction, we changed our corporate name to TeleHubLink Corporation.

     For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The Securities and Exchange Commission ("SEC") staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair market value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital. As a result of this and other transactions, the Company will restate its quarterly financial statements, for the year ended on January 29, 2000. The majority of these transactions are non-cash related valuation items and do not affect the Company's liquidity, cash and operating capabilities. We intend to restate the quarterly financial statements in the very near term.

      OUR BUSINESSES

     We separate our company's function into the following business areas:
Secure Wireless Encryption Technology, Internet Customer Contact Service Center and Telecom Services.

     SECURE WIRELESS ENCRYPTION

     On January 27, 2000, we acquired the outstanding capital stock of wirelessEncryption.com, Inc., or WEC. WEC is developing, under its trademark, iNSECT(TM), a technology which we believe may, if successfully developed, permit ultra-secure communication signal protection and enhanced communication signal recovery. iNSECT(TM) is based on advanced cryptographic and mathematical principles and sophisticated signal processing techniques, for wireless and Internet communications and other data transmission methods. We believe that this technology, if successfully developed, can be embedded in low-cost microchip devices known as application specific integrated circuits, or ASICS, which are used in mobile and hard wired telephones, computers, fax machines, fiber optic transmission devices, and smart cards. The simulation is conducted using two computers that represent sending and receiving parties. The simulation produces a transmission of data, in an advanced compressed, encrypted and "smeared" form, on one computer, and decompresses or "de-smears" on the other computer after authentication. The simulator is expected to be used to analyze what the characteristics and detailed behavior of the ASIC will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time. We believe that our technology may offer a cost effective solution to wireless device manufacturers such as makers of cellular phones.

     In April 2000, we announced the completion of the iNSECT(TM) Simulator. Our Simulator is intended to be used as an engineering and business development tool to demonstrate the secured wireless encryption technology iNSECT(TM). We cannot assure you that we will successfully complete the development and testing of our technology, obtain any patent protection for our technology or that our technology will not infringe the intellectual property rights of others or we will achieve commercial acceptance of our technology.

        INTERNET CUSTOMER CONTACT SERVICE CENTER

      Our Internet Customer Contact Center is being developed with advanced existing technology offering traditional voice, voice over IP (Internet protocol), video over IP, chat, e-mail and fax. The Company plans to offer business clients the opportunity to outsource their customer care functions in a cost-effective manner. Our planned customer contact center may utilize an integrated mix of traditional call center and e-commerce customer services for our clients that require "customer care." While in the past online consumers were obliged to communicate by phone or e-mail with a Web-based company to obtain responses to inquiries concerning a company's products, new Computer Telephony Integration and Internet telephony technologies allow consumers to have live interactions via the Internet with sales and technical support personnel. We envision that our customer contact center will be a support facility in which our customer contact representatives will interact with our clients' customers over multiple communications channels, including traditional telephone, fax, e-mail and online voice and data exchange via the Internet.

       TELECOM SERVICES

     Our Telecom Services Division is a multi-station call center located in Montreal, Canada. Telecom Services are provided through facilities known as call centers. Call centers make the direct communication by telephone of information to, and from, current and prospective customers of the call center's business clients. Call campaigns provided by call centers involve outbound and/or inbound calling programs that follow prepared scripts targeted at specific markets or customers previously determined by the call center business clients.

     We believe the Telecom Services business can expand by further providing "content" products to the industry. We plan to develop and sell group discount packages that permit consumers to buy goods and services at reduced prices over traditional providers or brick and mortar retailers throughout North America.

OUR LONG TERM BUSINESS STRATEGY

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

     SECURE WIRELESS ENCRYPTION TECHNOLOGY STRATEGY

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

     INTERNET CUSTOMER CONTACT SERVICE CENTER STRATEGY

     During fiscal 2001, we plan to transition from the traditional call center approach to Internet customer contact care, which will service Internet clients. We plan to provide various services to clients in the emerging electronic commerce service market through our Internet Customer Contact Center or World-Wide Assist business. Worldwide Assist is planning to provide a Web-based customer contact center which offers Internet-related inbound/outbound communications services.

     TELECOM SERVICES STRATEGY

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

OUR MARKETS

       SECURE WIRELESS ENCRYPTION TECHNOLOGY

     We believe if this technology is developed, tested, and accepted by the industry, we may be able to offer original equipment manufacturers (OEM's) and others a family of low-cost SICs that may provide security or enhanced signal recovery or both. This may also allow us to license this technology to others on a per-unit royalty basis. We may pursue strategic relationships with wireless hardware manufacturers and companies involved in the development of secured wireless encryption. We may also pursue strategic alliances with manufacturers and other companies through a licensing program using the iNSECT(TM) technology.

     INTERNET CUSTOMER CONTACT SERVICE CENTER AND TELECOM SERVICES

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

RECENT FINANCING

      In March 2000, the Company raised $8.1 million through a private placement sale of 2,699,999 shares of its restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share with GE Capital, ZERO.NET, Inc., First Global Ventures LLC and other individuals. Other purchasers of these securities include the Company's Chief Executive Officer and its Chairman of the Board, who acquired an aggregate of 116,666 shares of common stock for $350,000. The proceeds are planned to be used for the development of its secured wireless encryption technology, the expansion of the telecom business and developing its business into servicing the Internet customer care market.

RESEARCH AND DEVELOPMENT

     In January 2000, we acquired all the issued and outstanding shares of capital stock of wirelessEncryption.com, Inc. ("WEC"). The secure wireless encryption technology, iNSECT(TM), is in the development stage. We have made a significant non-cash investment in the research and development, and expect that we will be required to continue to make substantial investments in our technology. Our focus on the research and development of the iNSECT(TM) technology has allowed us to develop our initial working simulator model of the technology.

RECENT ACQUISITION AND DEVELOPMENTS

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 1, 1999

      Revenue for the thirteen weeks ended April 29, 2000 (the "First Quarter of Fiscal 2001") increased to $338,546 from revenue of $320,832 for the comparable thirteen weeks ended May 1, 1999 (the "First Quarter of Fiscal 2000"). The increase was from providing customer service to a client of the Company's Canadian operating branch. The cost of revenue for the First Quarter of Fiscal 2001 was approximately 74 percent of revenue as compared to approximately 63 percent for the First Quarter of Fiscal 2000. The increase in cost of revenue was primarily attributable to the increase in labor costs.

      Stock-based charges for the First Quarter of Fiscal 2001 was $143,008 as compared to approximately $1.7 million for the First Quarter of Fiscal 2000. The stock-based charge for the First Quarter of Fiscal 2000 primarily consists of charges recognized in connection with the February 5, 1999 private placement and represents the difference between the fair value of the Company's common stock issued and the cash proceeds received. The stock-based charges recognized in Fiscal 2001 represents amortization of deferred compensation in connection with stock options granted.

      Research and development expenses for the First Quarter of Fiscal 2001 were $489,451 as compared to zero for the comparable period in Fiscal 2000. This increase is due to the Company's focus on development of the secure wireless encryption segment. The Company had no research and development activity in the First Quarter of Fiscal 2000.

      Selling, general and administrative expenses ("SG&A") increased to $418,881 in the First Quarter of Fiscal 2001, as compared to $159,469 for the comparable period in fiscal 2000. The major increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and growth of the Company. The Company has also experienced increased legal and audit fees resulting from significant efforts to bring the Company's 10KSB and other regulatory filings up-to-date. The balance of the increase is related to growth in infrastructure costs. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance and administrative salaries including fringe benefits).

      Depreciation and amortization for the First Quarter of Fiscal 2001 was $284,045 as compared to $10,886 for the First Quarter of Fiscal 2000. The increase results from increased depreciation relating to additions of telecommunications equipment added during fiscal 2000 and increased amortization relating to additions of intangible assets from business acquisitions and customer lists purchased during fiscal 2000. The increase also reflects the additional amortization relating to intangible assets capitalized in connection with the March 24, 2000 acquisition of COMSEC Solutions, LLC.

      Interest expense for the First Quarter of Fiscal 2001 was $165,839 as compared to $1,339 for the First Quarter of Fiscal 2000. This increase in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. The total amortization of the debt discount was $150,000 for the First Quarter of Fiscal 2001.

      No provision for income taxes has been recorded for the First Quarter of Fiscal 2001 and the First Quarter of Fiscal 2000 as the Company has incurred net operating losses for tax purposes. The Company has established a full valuation allowance against its deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception (July 31, 1998), the Company financed operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of subordinated convertible debentures and an equipment loan borrowing. At April 29, 2000, the Company had cash and cash equivalents of $6,848,947 and a working capital of $5,445,454. At January 29, 2000, the Company had cash and cash equivalents of $26,549 and working capital deficit of $1,549,134. The increase in cash and cash equivalents is primarily attributable to cash proceeds from a private placement during the first quarter of fiscal 2001. In March 2000, the Company raised $8.1 million through a private placement sale of 2,699,999 shares of its common stock and the issuance of warrants to purchase up to 2,699,999 shares of common stock.

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

      Since its inception, the Company has experienced net losses from operations and, as of April 29, 2000 had an accumulated deficit of $18,618,473. A majority of this accumulated deficit is related to non-cash stock based changes related to issuances of the Company's common stock and stock options. The Company expects to incur substantial additional expenses resulting in losses at least through the period ending January 27, 2001 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and Internet customer care business.

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

YEAR 2000

      The company did not incur material expenses in fiscal 2000, or in the first quarter ending April 29, 2001, in connection with remediating its systems to become Year 2000 ready. The company is not aware of any material problems resulting from Year 2000 issues, either with its iNSECT(TM) technology, internal systems or the products and services of third parties. The company will continue to monitor its computer applications and those of its suppliers and vendors through the year 2000 to ensure that latent Year 2000 matters that may arise are addressed.

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (the "Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). This Interpretation clarifies the application of APB No. 25 for only certain issues, which include, among others, (i) definition of an employee for purposes of applying APB No. 25, (ii) criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences for various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation covers specific events that occur after December 15, 1998 or January 12, 2000. We do not believe the adoption of the

Interpretation will have a material effect on our consolidated financial position, results of operations or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In January 2000, the Registrant acquired, in a private transaction, all the issued and outstanding shares of capital stock of wirelessEncryption.com, Inc. in exchange for 5,000,000 shares of the Registrant's common stock. The Registrant relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of such securities.

     On March 6, 2000, the Registrant consummated a private placement of 2,699,999 shares of its common stock at $3.00 per share and issued warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share. The warrants are exercisable at the option of the holder at any time up to the expiration date of March 4, 2005. In connection with the private placement, the Registrant issued an additional 16,666 shares and warrants to purchase 16,666 shares at a price of $4.50 per share. The proceeds of this private placement are being used for the development of its secured wireless encryption technology, the expansion of the telecom business, developing its business into servicing the Internet customer care market and working capital. The Registrant relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of such securities.

     On March 24, 2000, the Registrant acquired, in a private transaction, 100% of the membership interests in COMSEC Solutions, LLC for 100,000 shares of common stock. The Registrant relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Common Stock and Warrant Purchase Agreement dated as of March 6, 2000 by and among the Registrant and the investor parties thereto (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-KSB for the fiscal year ended January 29, 2000, as filed July 19, 2000 (the "fiscal 2000 10-KSB")).

         10.2 Stockholders' Agreement dated as of March 6, 2000 by and among the Registrant and the investor parties thereto (incorporated by reference to Exhibit 10.22 to the Fiscal 2000 10-KSB).

         10.3 Registration Agreement dated as of March 6, 2000 by and among the Registrant and the investor parties thereto (incorporated by reference to Exhibit 10.23 to the Fiscal 2000 10-KSB).

         10.4 Employment Agreement dated as of March 24, 2000 between the Registrant and Randall K. Nichols (incorporated by reference to
               Exhibit 10.24 to the Fiscal 2000 10-KSB).

         11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

         27    Financial Data Schedule (For SEC Use Only)

         99.1 The COMSEC Agreement dated March 24, 2000 between and among TeleHubLink Corporation and COMSEC Solutions, LLC.

(b)      Reports on Form 8-K:


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

                                         TeleHubLink Corporation

Date:  July 24, 2000                     By: /s/ BRUCE W. YOUNG
                                         ----------------------------------
                                         Bruce W. Young

                                         Chief Executive Officer and President

Date:  July 24, 2000                     By: /s/ DOUGLAS MILLER
                                         ----------------------------------
                                         Douglas Miller
                                         Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)