Form 10QSB/A
period 1999-07-31
TELEHUBLINK CORP
filed 2000-08-29
CIK 931073

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A*
                           (Amendment No. 1 to Form 10-QSB)

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

--------------------------------------------------------------------------------

                             TELEHUBLINK CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - January 30, 1999 and July 31, 1999
  (unaudited) ...............................................................  3

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended
July 31, 1999 and the Twenty-Six Weeks Ended July 31, 1999 (unaudited) ......  4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
July 31, 1999 and the Twenty-Six Weeks Ended July 31, 1999 (unaudited) ......  5

Notes to Condensed Consolidated Financial Statements ........................  6

Item 2. Management's Discussion and Analysis or Plan of Operation ........... 11


PART II.  OTHER INFORMATION
---------------------------

Item 2. Change in Securities and Use of Proceed ............................. 16


Item 6. Exhibits and Reports on Form 8-K .................................... 16


SIGNATURES .................................................................. 18



* This amended Form 10-QSB is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note 9 of Notes to Condensed Consolidated Financial Statements and certain portions of
Part I-Item 2-Management's Discussion and Analysis or Plan of Operation and
Exhibit 27-Financial Data Schedule have been amended to reflect the restatement. The remaining information in this amended Form 10-QSB has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-QSB relates. For more recent information regarding the Company and current developments, reference is made to the Company's Form 10-KSB as filed on July 19, 2000 and Form 10-QSB/A filed on July 24, 2000.

                             TELEHUBLINK CORPORATION

                      Condensed Consolidated Balance Sheets

                                                                              JULY 31,        JANUARY 30,
                                                                                1999              1999
                                                                     (AS RESTATED, SEE NOTE 9)
                                                                            -----------       -----------
                                                                            (Unaudited)
                                  Assets

Current Assets:
     Cash and cash equivalents                                              $    64,463       $        --
     Accounts receivable, net                                                   384,597            20,030
     Prepaid expenses and other current assets                                   42,105            87,579
                                                                            -----------       -----------
               Total current assets                                             491,165           107,609

Property and equipment, net                                                     229,719           204,791
Intangible assets, net                                                          199,623                --
Other assets                                                                     11,721            27,195
                                                                            -----------       -----------
                Total assets                                                $   932,228       $   339,595
                                                                            ===========       ===========

                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
     Accounts payable                                                       $   119,311       $    17,910
     Accrued expenses                                                            61,371            44,508
     Accrued merger costs                                                       365,000                --
     Subordinated convertible debentures, net                                    21,700                --
     Equipment loan                                                             204,438           202,866
     Other current payables                                                      93,214                --
                                                                            -----------       -----------
                 Total current liabilities                                      865,034           265,284
                                                                            -----------       -----------

                 Total liabilities                                              865,034           265,284
                                                                            -----------       -----------

Stockholders' equity:
     Common stock                                                               179,734           130,114
     Additional paid-in capital                                               2,550,553           167,419
     Deferred compensation                                                     (140,500)               --
     Accumulated deficit                                                     (2,522,593)         (223,222)
                                                                            -----------       -----------
                Total stockholders' equity                                       67,194            74,311
                                                                            -----------       -----------
                Total liabilities and stockholders' equity                  $   932,228       $   339,595
                                                                            ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                      JULY 31, 1999             JULY 31, 1999
                                                       ------------             ------------
                                               (AS RESTATED, SEE NOTE 9)  (AS RESTATED, SEE NOTE 9)
Revenues                                               $    490,245             $    811,077
Cost of revenues                                            266,647                  468,796
Gross profit                                                223,598                  342,281

Operating expenses:
Operating losses of WEC prior to acquisition                158,000                  158,000
Stock based charges                                          54,100                1,799,290
Selling, general and administrative expenses                275,177                  445,532
                                                       ------------             ------------
Total operating expenses                                    487,277                2,402,822

Loss from operations                                       (263,679)              (2,060,541)
Interest expense                                            (23,100)                 (24,499)
Interest and other income                                        83                   14,469
                                                       ------------             ------------
Operating loss                                         $   (286,696)            $ (2,070,571)

Charge for pricing modification of warrants                (228,800)                (228,800)

Net loss available to common stockholders                  (515,496)              (2,299,371)

Basic and diluted net loss per share                          (0.03)                   (0.13)

Weighted average common shares of common
  stock outstanding                                      17,873,442               17,752,330

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     THIRTEEN               TWENTY-SIX
                                                                    WEEKS ENDED             WEEKS ENDED
                                                                      JULY 31                JULY 31
                                                                        1999                   1999
                                                                     ----------             ----------
                                                            (AS RESTATED, SEE NOTE 9)(AS RESTATED, SEE NOTE 9)
Cash flows from operating activities:
Net loss                                                             $ (286,696)            (2,070,571)

Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                          21,240                 32,126
  Amortization of debt discount                                          21,700                 21,700
  Stock-based charges                                                    54,100              1,799,290
  Operating losses of WEC prior to acquisition                          158,000                158,000
Changes in operating assets and liabilities,
   net of impact of business acquisitions:
  Accounts receivable                                                  (205,494)              (364,567)
  Prepaid expenses and other current assets                              12,258                 39,583
  Other assets                                                             (663)                 7,725
  Accounts payable                                                      (17,494)               106,044
  Accrued expenses                                                        8,111                (92,126)
                                                                     ----------             ----------
Net cash used in operating activities                                   234,938                362,796
                                                                     ----------             ----------
Cash flows from investing activities:
Acquisition of business, net of cash acquired                           (80,000)               (80,000)
Purchases of client databases                                           (50,974)               (50,974)
Purchases of property and equipment                                      (8,479)               (50,553)
                                                                     ----------             ----------
Net cash used in investing activities                                  (139,453)              (181,527)
                                                                     ----------             ----------
Cash flows from financing activities:
Proceeds from issuances of subordinated convertible
  debentures                                                            600,000                600,000
Proceeds from issuance of common stock                                       --                165,214
Advances to WEC                                                        (158,000)              (158,000)
Proceeds (repayment) of equipment loan, net                              (5,908)                 1,572
                                                                     ----------             ----------
Net cash provided by financing activities                               436,092                608,786
                                                                     ----------             ----------
Net increase in cash and cash equivalents                                61,701                 64,463
Cash and cash equivalents, beginning of period                            2,762                     --
                                                                     ----------             ----------
Cash and cash equivalents, end of period                             $   64,463                 64,463
                                                                     ==========             ==========
Supplemental disclosure information:
Cash paid during the period for interest                             $    1,400                  2,799
                                                                     ==========             ==========
Non-cash investing and financing activities:
Net liabilities assumed on reverse merger with WAW (See Note 2)      $       --                569,451
                                                                     ==========             ==========

Business acquisition:
  Fair value of assets acquired                                      $  148,400                148,400
  Issuance of common stock                                              (68,400)               (68,400)
                                                                     ----------             ----------
Cash paid                                                            $   80,000                 80,000
                                                                     ==========             ==========


     See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  July 31, 1999

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

(2)    MERGER WITH WHAT A WORLD

       On February 4, 1999, What A World!, Inc. ("WAW"), a publicly held "shell company," acquired all the issued and outstanding capital stock of Tele Hub Link Corporation ("TeleHub") (the "Company"), a privately held company organized under the laws of the Province of Ontario, Canada, engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated December 21, 1998, WAW acquired all the issued and outstanding common stock of TeleHub in exchange for an aggregate of 13,011,339 shares of WAW common stock (or 3.9252318 shares of WAW's common stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly owned subsidiary of WAW. In addition, in connection with the TeleHub transaction, WAW amended its Certificate of Incorporation in order to change its legal name to TeleHubLink Corporation.

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

(3)    ISSUANCE OF SUBORDINATED CONVERTIBLE DEBENTURES

       On July 13, 1999, the Company raised $600,000 through the issuance of subordinated convertible debentures. The Company sold 24 "Units". Each unit consisted of a 10% subordinated convertible debenture in the principal amount of $25,000 due one year from the closing. The number of shares issuable at the maturity date will be based on a conversion price of $.50 per share. Interest expense accrues at a rate of 10% per annum and is payable on the maturity date.

       Upon issuance, the total intrinsic value of the embedded conversion feature of the subordinated convertible debentures was $1,425,000. In accordance with EITF 98-5, the Company recorded a discount for the intrinsic value of the embedded conversion feature up to the principal amount ($600,000) of the issued subordinated convertible debentures. The Company is amortizing the discount over the one-year life of the subordinated convertible debentures. For the three month and six month period ended July 31, 1999, amortization totaling $21,700 has been included in interest expense.

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

       One of the Company's directors and a principal shareholder acquired subordinated convertible debentures totaling $125,000.

(4)    STOCK OFFERING

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

(5)    BUSINESS ACQUISITION

       On May 13, 1999, the Company entered into a letter of intent to acquire all the outstanding shares of wirelessEncryption.com, ("WEC") a privately held company which is currently in the process of developing advanced ultra-secure signal processing technology for wireless and Internet communications as well as other data transmissions. The Chairman of the Company is a founder and a significant shareholder of WEC. During the thirteen weeks ended July 31, 1999, the Company advanced $158,000 in the form of unsecured promissory notes to WEC. Because this was WEC's only source of financing, the Company recorded these advances as expenses.

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

       In connection with the acquisition Web Trafic Inc., the Company retained a management firm operated by the former president of Web Trafic Inc., to assist the Company in developing its Internet division. Pursuant to the management agreement, the Company granted options to acquire an aggregate of 250,000 shares at an exercise price of $.50 per share. The Company is amortizing the value of the stock option grant to compensation expense over the period the services are being provided to the Company.

       Pro forma financial information of the combined results of operations of the Company and Web Trafic as if the acquisition had occurred as of January 30, 1999, after giving effect to certain adjustments would not differ materially from those presented.


(6)    EMPLOYMENT CONTRACT

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

(7)    REDUCTION OF WARRANT EXERCISE PRICE

       In May 1998, WAW extended the exercise period of the underlying warrants from May 17, 1998 to May 17, 2000. On July 6, 1999, the Company's board of directors approved the reduction of the warrant exercise price from $5.00 per share to $3.50 for the Company's redeemable warrants. On July 6, 1999 the Company's board of directors approved the reduction of the exercise price of the underwriter's underlying warrants and the purchase price of the common stock to $.1015 and $3.50 from $.145 and $5.00, respectively. In connection with these changes, the Company recorded the value of the modification of $228,800, based on the change in the quoted market price of the warrants, as additional paid-in capital and a direct charge to accumulated deficit.

(8)    STOCK OPTION GRANT

       In February 1999, the Company granted to the Chief Operating Officer and a director of the Company, time-based options to acquire an aggregate of 150,000 shares of common stock and performance-based options to acquire an aggregate of 50,000 shares of common stock, and granted to the Vice President and director of the Company, time-based options to acquire an aggregate of 250,000 shares of Common Stock and performance-based options to acquire an aggregate of 50,000 shares of common stock. All of such options are exercisable at a price of $.06 per share. The time-based options vest in equal installments on each of the first three anniversaries of the date of grant and the performance-based options are subject to vesting based on the Company's having met certain performance criteria. In connection with the options, the Company recorded compensation expense of $43,200 for the thirteen weeks ended July 31, 1999.

(9)    RESTATEMENT

       The consolidated financial statements for the thirteen weeks ended July 31, 1999 and August 1, 1998 have been restated to reflect various adjustments to the previously reported financial statements. The following table sets forth the impact on the consolidated statements of operations and consolidated balance sheet:

                                                    THIRTEEN WEEKS ENDED           THIRTEEN WEEKS ENDED
                                                         JULY 31, 1999                    AUGUST 1, 1998
                                                -----------------------------      ------------------------
                                                   AMOUNT                           AMOUNT
                                                 PREVIOUSLY       AS RESTATED      PREVIOUSLY   AS RESTATED
                                                  REPORTED                          REPORTED
                                                -----------       -----------      ----------   -----------
       Statement of Operations:

       Revenue                                   $  490,245      $   490,245             --         --

       Cost of revenue                              266,647          266,647             --         --

       Gross profit                                 223,598          223,598             --         --

       Stock-based charges                               --           54,100             --         --

       Selling, general and administrative
       Expenses                                     208,477          275,177         21,446         --

       Operating losses of WEC prior to
         acquisition                                     --          158,000             --         --

       Other income (expense)                        (1,317)         (23,017)           629         --

       Net income (loss)                             13,804         (286,696)       (20,817)        --

       Charge for warrant pricing modification           --         (228,800)            --         --

       Net income (loss) available to common
         shareholders                                13,804         (515,496)            --         --

       Basic and diluted net loss per share              --             (.03)          (.01)        --

       Balance Sheet:

       Cash and cash equivalents                     64,463           64,463

       Total assets                               1,250,128          932,228

       Accumulated deficit                         (263,666)      (2,522,593)

       Total stockholders' equity                    89,706           67,194

       The amounts shown as previously reported for the thirteen weeks ended July 31, 1999 and August 1, 1998 are as reported in the Company's previously-filed Form 10-QSB. The previously-filed 10-QSB for the quarter ended July 31, 1999 compared the current operating results of the Company to the prior operating results of WAW. As a result of the reverse merger, Telehub has been deemed the acquiring enterprise; therefore, for financial reporting purposes the second quarter results of fiscal 1998 (August 1, 1998) should have been TeleHub's operating results and not WAW's operating results. Because TeleHub began its operations on July 31, 1998, there are no operating results to present for the first quarter ended August 1, 1998.

       Adjustments to the consolidated financial statements for the quarter ended July 31, 1999 reflect fourth quarter charges recorded by the Company and are reflected in the Company's fiscal 2000 Form 10-KSB filed on July 19, 2000. A summary of the significant adjustments that impacted the previously reported second fiscal quarter results is as follows.

o To record losses of $158,000, in the second fiscal quarter, on the advances to WEC. (See Note 5)

o To record non-cash stock-based compensation charges of $54,100, in the second fiscal quarter, in connection with the granting of stock options to employees and other outside third parties.

o To record amortization of $21,700, in the second fiscal quarter, relating to the debt discount resulting from the conversion feature of the subordinated convertible debt. (See Note 3)

o To write-off capitalized organizational costs of $57,000 in the second fiscal quarter.

o To recognize the impact of warrant pricing modification totaling $228,800, in the second fiscal quarter. (See Note 7)

o      To record a liability for vacation time of $4,400 earned by employees.

(10)   BUSINESS CONCENTRATION

       Approximately 94% of revenue for the thirteen weeks ended July 31, 1999 was derived from two customers.

(11)   SUBSEQUENT EVENTS

       ACQUISITION OF A BUSINESS

       On August 20, 1999, the Company acquired all of the assets of Sports and Entertainment Marketing International, Inc. ("SEMI"), a privately held Canadian company, of which the former president of Web Trafic Inc. was also a director and shareholder. The total consideration was $352,500, which was comprised of $150,000 in cash and 200,000 shares of the Company's restricted common stock. SEMI is engaged in the development and production of strategic marketing concepts relating to various sports, sporting events, shows memorabilia and products. The acquisition was accounted for under the purchase method, and accordingly, the purchase price was allocated to the identifiable tangible and intangible assets based on their estimated fair values. The Company allocated approximately $11,000 to acquired merchandise and $341,500 to contract and marketing rights. The Company will amortize the contract and marketing rights over a five-year period.

       SALES OF COMMON STOCK AND WARRANTS

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

PLAN OF OPERATION (Restated)

     Since the consummation of the TeleHub Transaction, the Company, through its wholly-owned subsidiary TeleHub, has been primarily engaged in the business of providing call center teleservices, including both inbound and outbound teleservices. The Company has not generated any meaningful revenues since the consummation of the TeleHub Transaction.

     The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, the Company has formed a new Internet division which is engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. In June 1999, the Company acquired all of the assets of Web Trafic Inc., a privately-held company which has acquired the rights to sell advertising for e-commerce on iMall, one of the leading e-commerce websites on the Internet with approximately 1,600 merchants. Web Trafic Inc. serves as an independent Canadian representative for iMall, Inc., and intends to market its services through its business listings, classified ads, referral web pages and portals. In consideration for the Web Trafic Inc. assets, the Company paid $80,000 in cash, 100,000 shares of the Company's restricted common stock and in connection with the acquisition, the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in developing its Internet division. There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company. In addition, the Company will be required to obtain additional financing in order to fund the development and operational costs of any companies, including Web Trafic Inc., acquired by the Company. There can also be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

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

       The following discussion relates to the Company for the period ended July 31, 1999 and accordingly reflects the results of operations or activities of TeleHub, which became a wholly owned subsidiary of the Company upon consummation of the TeleHub Transaction on February 4, 1999.

RESULTS OF OPERATIONS (Restated)

     As discussed in note 2 to the condensed consolidated financial statements, as a result of the reverse merger between WAW and TeleHub, TeleHub has been deemed the acquiring enterprise for financial reporting purposes. Because TeleHub began its operations on July 31, 1998, there are no operating results to present for the previous fiscal quarters ended May 2, 1998 and August 1, 1998.

THIRTEEN AND TWENTY SIX WEEKS ENDED JULY 31, 1999

       Net sales for the thirteen weeks ended July 31, 1999 (the "Second Quarter of Fiscal 2000") were $490,245. Net sales for the twenty-six weeks ended July 31, 1999 were $811,077. The sales were generated from the Canadian call center business.

       Gross profit for the Second Quarter of Fiscal 2000 was $223,598 or 46.0% of sales. Gross profit for the first twenty-six weeks of fiscal 2000 was $342,281 or 42.0% of sales. The increase in gross profit was due to lower cost.

       The operating losses of wirelessEncryption.com for the second quarter of fiscal 2000 represents the write-off of advances from the Company to wirelessEncryption.com. Interest expense for the second quarter of fiscal 2000 includes amortization totaling $21,700 relating to the discount recorded on the subordinated convertible debentures plus accrued interest on the subordinated convertible debentures.

       Stock-based charges for the Second Quarter of Fiscal 2000 were $54,100. These non-cash charges were the result of stock based compensation charges relating to stock option grants to certain employees and outside third parties during the quarter.

       Selling, general and administrative expenses ("SG&A") was $275,177 in the Second Quarter of Fiscal 2000 and $445,532 in the first twenty-six weeks of fiscal 2000. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, depreciation, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance, administrative salaries).

       No provision for income taxes has been recorded for the Second Quarter of Fiscal 2000 as the Company has incurred net operating losses for tax purposes. The Company established a full valuation allowance against its deferred tax assets because we believe it is more likely than not the tax benefits may not be realized under the criteria established by SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES (Restated)

       The Company had working capital deficits of approximately $(373,869) and $(157,675) at July 31, 1999 and January 30, 1999, respectively. Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market.

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

       During the first twenty-six weeks of fiscal 2000, cash increased by approximately $64,463. The overall increase in cash resulted primarily from the cash received from the Company's July 1999 Private Financing arrangement.

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

       The Company's future operations are subject to various risk factors, including the following: the limited funds currently available to the Company may not be adequate for the Company to pursue its business objectives, and there is no assurance funds will be available from any source and, if not available, the Company will be required to limit its operations to those that can be financed from existing funds; TeleHub has a limited operating history and there can be no assurance that any of its future activities will be profitable; as a holding company, the Company's success will depend on the operations, financial condition and management of TeleHub and any other companies which the Company may acquire, and in the event the Company does not have the resources or is otherwise unable to diversify its operation into a number of areas, the Company may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with its operations; the Company may be unable to successfully complete acquisitions of assets or complementary companies which are necessary to expand its business, and may be unable to integrate into its operations any such businesses or assets acquired by it;TeleHub is a start-up company and, as such, may become subject to the problems, expenses, difficulties, complications and delays that are frequently encountered by a company establishing a new business; TeleHub may be unable to secure teleservices contracts with clients or generate revenues under any such contracts it does secure; TeleHub may be unable to successfully develop and utilize its acquired infrastructure and develop databases to perform teleservices for its clients and may be unable to successfully implement marketing and sales methods for its services or expand into new areas, including Internet and "e-commerce" related businesses; TeleHub may be unable to acquire and implement quality telecommunications and computer technology and end user database and software products necessary for its operations; TeleHub may be unable to respond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; TeleHub may be unable to adequately ensure that its operations will not be adversely impacted by the Year 2000 Issue; TeleHub's inability to obtain adequate local or long distance telephone service, or any interruption in such service or rate increases relating thereto, could materially adversely affect TeleHub's business, results of operations and financial condition; TeleHub may not be able to procure, hire and train on a timely basis a sufficient labor force of qualified employees or independent contractors in connection with an increase, if any, in the volume of its teleservices business; TeleHub's failure to retain the service of its key employees or its failure to retain additional qualified management personnel to support its planned growth could have a material adverse effect on TeleHub; the teleservices industry is highly competitive and is characterized by low barriers to entry and rapid growth, and TeleHub may not be able to compete effectively against its current competitors or future competitors, many of whom may be substantially larger and better capitalized than TeleHub; and any changes to existing Canadian or U.S. federal, provincial or state laws or regulations governing TeleHub's business, or any additional laws or regulations, could limit TeleHub's current or future activities or could significantly increase TeleHub's cost of compliance.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

In July 1999, the Company sold a total of 24 units, by means of a private placement, for gross proceeds of $600,000 (the "July 1999 Private Financing"). Each unit consisted of a 10% subordinated convertible debenture on 2000 in the principal amount of $25,000. Upon maturity of the debentures on July 13, 2000, holders will be entitled to be paid 100% of the principal amount of each debenture (plus accrued interest thereon) either in cash or in shares of common stock of the Company, at the holder's option. The number of shares issuable on the maturity date of the debentures will be based on a conversion price of $.50 per share (subject to adjustment for stock splits and similar transactions). Any holder who elects to receive payment on a debenture in the form of shares of common stock of the Company shall also receive, concurrent with such payment, redeemable warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $2.00 per share (subject to adjustment) for each $25,000 debenture converted into common stock. Any holder who elects to receive payment on a debenture in the form of cash shall also receive, concurrent with such payment, redeemable warrants to purchase an aggregate of 6,250 shares of common stock at an exercise price of $2.00 per share (subject to adjustment) for each $25,000 debenture paid in cash. Each warrant will be exercisable for a three-year period commencing on the date of issuance. A portion of the proceeds of such financing was used to fund certain cash costs associated with the acquisition of Web Trafic Inc. and the payment of certain past due obligations, and the balance is expected to be used to fund additional future acquisitions, if any, and to fund working capital and general corporate purposes. The Registrant relied upon the exception provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance and sale of such securities.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K*

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

                * The exhibits were previously filed with the original 10-QSB on September 14, 1999. New exhibits for 11 and 27 are being filed with this restated Form 10QSB/A.

(b)      Reports on Form 8-K:

                     The Company did not file any reports on Form 8-K during the thirteen weeks ended July 31, 1999.

                     During the twenty-six weeks ending July 31, 1999, the Company filed with the Securities and Exchange Commission on February 19, 1999 a Current Report on Form 8-K and filed on April 20, 1999 a Current Report on Form 8-K/A, both regarding the consummation of the acquisition by the Company of the TeleHub Transaction.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TeleHubLink Corporation

Date:   August 29, 2000       By: /s/ BRUCE W. YOUNG
     ---------------------        ----------------------------------------
                                     Bruce W. Young
                                     Chief Executive Officer and President



Date:   August 29, 2000       By: /s/ Douglas Miller
     ---------------------        -----------------------------------------
                                     Douglas Miller
                                     Vice President Finance
                                     (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX*

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

27             Financial Data Schedule (For SEC Use Only)

99.1           Purchase Agreement between the Company and Web Trafic Inc.

99.2           Management Agreement between the Company and Serge Trudeau
               Resources

              * The exhibits were previously filed with the original 10-QSB on
                September 14, 1999. New exhibits for numbers 11 and 27 are being filed with this restated Form 10QSB/A.