Form 10QSB
period 2000-07-29
TELEHUBLINK CORP
filed 2000-09-12
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 29, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 11, 2000, there were 27,905,106 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                             TELEHUBLINK CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - July 29, 2000 (unaudited) and
January 29,2000 .............................................................3

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended July 29, 2000 and July 31, 1999 and the

Twenty-Six Weeks Ended July 29,2000 and July 31, 1999(unaudited).............4

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks
Ended July 29,2000 and July 31, 1999 (unaudited) ............................5

Notes to Condensed Consolidated Financial Statements ........................6

Item 2. Management's Discussion and Analysis or Plan of operation ...........8


PART II.  OTHER INFORMATION

Item 2. Changes in Securities ..............................................16

Item 6. Exhibits and Reports on Form 8-K ...................................17

SIGNATURES..................................................................18

                             TELEHUBLINK CORPORATION

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        JULY 29,          JANUARY 29,
                                      ASSETS                              2000               2000
                                                                      -------------      ------------
                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                          $  5,341,687       $     26,549
   Accounts receivable, net                                                165,991             44,223
   Amount due from sale of assets                                             --              125,000
   Prepaid expenses and other current assets                                80,646             37,095
                                                                      ------------       ------------
                 Total current assets                                    5,588,324            232,867

Property and equipment, net                                                849,542            336,645
Intangible assets, net                                                   1,765,092          1,981,793
Other assets                                                                19,373              7,929
                                                                      ------------       ------------
                                                                      $  8,222,331       $  2,559,234
                                                                      ============       ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    228,471       $    213,219
   Accrued expenses                                                        752,090          1,092,087
   Subordinated convertible debentures, at accreted value
      (liquidation value $600,000)                                            --              280,300
   Equipment loan                                                          196,395            196,395
                                                                      ------------       ------------
                 Total current liabilities                               1,176,956          1,782,001
                                                                      ------------       ------------
                 Total liabilities                                       1,176,956          1,782,001
                                                                      ------------       ------------
Stockholders' equity:
   Common stock                                                            279,051            237,534
   Additional paid-in capital                                           29,110,191         17,814,241
   Stockholders' notes receivable                                             --               (3,763)
   Deferred compensation                                                (1,760,509)            (9,600)
   Accumulated deficit                                                 (20,583,358)       (17,261,179)
                                                                      ------------       ------------

                 Total stockholders' equity                              7,045,375            777,233
                                                                      ------------       ------------
                 Total liabilities and stockholders' equity           $  8,222,331       $  2,559,234
                                                                      ============       ============

     See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THIRTEEN WEEKS ENDED     THIRTEEN WEEKS ENDED
                                                                      JULY 29,                 JULY 31,
                                                                        2000                     1999
                                                               --------------------     --------------------
                                                                                             (As restated,
                                                                                               see note 1)
Revenue                                                             $  4,959,701                  490,245
Cost of revenue                                                        4,362,660                  266,647
                                                                    ------------             ------------

           Gross profit                                                  597,041                  223,598
                                                                    ------------             ------------
Operating expenses:
   Stock-based charges                                                   472,231                   54,100
   Research and development                                              337,149                     --
   Operating losses of WEC prior to acquisition                             --                    158,000
   Selling, general and administrative expenses                        1,049,090                  253,937
   Provision for bad  debt                                               286,016                     --
   Depreciation and amortization                                         372,525                   21,240
                                                                    ------------             ------------

           Total operating expenses                                    2,517,011                  487,277
                                                                    ------------             ------------

           Operating loss                                             (1,919,970)                (263,679)

Other income (expense):
   Interest expense                                                     (186,738)                 (23,100)
   Interest and other income                                             141,823                       83
                                                                    ------------             ------------

           Net loss                                                   (1,964,885)                (286,696)
                                                                    ============             ============

   Charge for pricing modifications of warrants                             --                   (228,800)

           Net loss available to common
           stockholders                                             $ (1,964,885)                (515,496)
                                                                    ============             ============

Basic and diluted net loss per share                                $      (0.07)                   (0.03)
                                                                    ============             ============

Weighted average shares of common stock outstanding used
   in computing basic and diluted net loss per share                  26,819,803               17,873,442
                                                                    ============             ============


                                                              TWENTY-SIX WEEKS ENDED   TWENTY-SIX  WEEKS ENDED
                                                                      JULY 29,                 JULY 31,
                                                                        2000                     1999
                                                              ----------------------   -----------------------
                                                                                             (As restated,
                                                                                               see note 1)
Revenue                                                               5,298,247                 811,077
Cost of revenue                                                       4,613,832                 468,796
                                                                    -----------             -----------

           Gross profit                                                 684,415                 342,281
                                                                    -----------             -----------
Operating expenses:
   Stock-based charges                                                  615,239               1,799,290
   Research and development                                             826,600                    --
   Operating Losses of WEC prior to acquisition                             --                  158,000
   Selling, general and administrative expenses                       1,467,972                 413,406
   Provision for bad  debt                                              286,016                    --
   Depreciation and amortization                                        656,569                  32,126
                                                                    -----------             -----------

           Total operating expenses                                   3,852,396               2,402,822
                                                                    -----------             -----------

           Operating loss                                            (3,167,981)             (2,060,541)

Other income (expense):
   Interest expense                                                    (352,577)                (24,499)
   Interest and other income                                            198,379                  14,469
                                                                    -----------             -----------

           Net loss                                                  (3,322,179)             (2,070,571)
                                                                    ===========             ===========

   Charge for pricing modifications of warrants                            --                  (228,800)

           Net loss available to common
           stockholders                                              (3,322,179)             (2,299,371)
                                                                    ===========             ===========

Basic and diluted net loss per share                                      (0.13)                  (0.13)
                                                                    ===========             ===========

Weighted average shares of common stock outstanding used
   in computing basic and diluted net loss per share                 26,126,932              17,752,330
                                                                    ===========             ===========

     See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                See note 1)

                                                                                                    TWENTY-SIX        TWENTY-SIX
                                                                                                   WEEKS ENDED        WEEKS ENDED
                                                                                                     JULY 29,          JULY 31,
                                                                                                       2000              1999
                                                                                                    -----------       -----------
                                                                                                                      (As restated,
                                                                                                                       See Note 1)
    Cash flows from operating activities:
    Net loss                                                                                        $(3,322,179)       (2,070,571)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                656,569            32,126
           Amortization of debt discount                                                                319,700            21,700
           Stock-based charges                                                                          615,239         1,799,290
           Operating losses of WEC prior to acquisition                                                    --             158,000
           Changes in operating assets and liabilities, net of impact of business acquisitions:
              Accounts receivable                                                                       (97,727)         (364,567)
              Prepaid expenses and other current assets                                                 (43,551)           39,583
              Other assets                                                                              (11,444)            7,725
              Accounts payable                                                                          (46,971)          106,044
              Accrued expenses                                                                         (309,997)          (92,126)
                                                                                                    -----------       -----------

                      Net cash used in operating activities                                          (2,240,361)         (362,796)
                                                                                                    -----------       -----------
Cash flows from investing activities:
     Proceeds from sale of assets                                                                       125,000              --
     Purchases of property and equipment                                                               (524,583)          (50,553)
     Acquisition of business, net of cash acquired                                                         --             (80,000)
     Purchases of client databases                                                                         --             (50,974)
                                                                                                    -----------       -----------

                      Net cash used in investing activities                                            (399,583)         (181,527)
                                                                                                    -----------       -----------
Cash flows from financing activities:
    Proceeds from issuances of common stock, net of issuance costs                                    7,939,132           165,214
    Proceeds from exercise of stock options                                                              12,187              --
    Proceeds from stockholders' note receivable                                                           3,763              --
    Proceeds from issuances of subordinated convertible debentures                                         --             600,000
    Advances to WEC                                                                                        --            (158,000)
    Proceeds from equipment loan                                                                           --               1,572
                                                                                                    -----------       -----------

                      Net cash provided by financing activities                                       7,955,082           608,786
                                                                                                    -----------       -----------

Net increase in cash and cash equivalents                                                             5,315,138            64,463

Cash and cash equivalents, beginning of period                                                           26,549              --
                                                                                                    -----------       -----------

Cash and cash equivalents, end of period                                                            $ 5,341,687            64,463
                                                                                                    ===========       ===========
Supplemental disclosure information:
    Cash paid during the period for interest                                                        $       839             2,799
                                                                                                    ===========       ===========
Non-cash investing and financing activities:

    Net liabilities assumed on reverse merger with WAW                                              $      --             569,451

                                                                                                    ===========       ===========
    Conversion of subordinated convertible debentures and accrued
    interest thereon to common stock                                                                $   660,000              --
                                                                                                    ===========       ===========
    Charge for pricing modifications of warrants                                                    $       --            228,800
                                                                                                    ===========       ===========

    Business acquisition:
        Fair value of assets acquired                                                               $   422,222           148,400
        Liabilities assumed                                                                             (62,222)
                                                                                                                      -----------
        Issuance of common stock                                                                       (360,000)          (68,400)
                                                                                                    -----------       -----------
           Cash paid                                                                                $      --              80,000
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

The unaudited consolidated condensed financial statements as of and for the thirteen weeks ended May 1, 1999 and twenty six weeks ended July 31, 1999 have been restated to reflect various adjustments to previously reported financial statements and are presented in the Company's amended Form 10-QSB/A as filed on July 24, 2000 and August 29,2000, respectively.

Operating results for the twenty six weeks ended July 29, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year.

(2)     CONVERSION OF SUBORDINATED CONVERTIBLE DEBENTURES

On July 14, 2000, the Company received notice that all holders of the subordinated convertible debentures have chosen to convert the debt and accrued interest to shares of the Company's common stock. As a result, the Company will issue 1,320,000 shares of its common stock and 1,320,000 warrants at an exercise price of $2.00 per warrant. The accompanying condensed consolidated balance sheet at July 29, 2000, reflects the conversion of subordinated convertible debentures and accrued interest thereon and the related issuance of common stock.

(3)    LICENSE AGREEMENTS

On June 20, 2000, the Company entered into a license agreement with Improv Systems, Inc. for the use of Improv's Jazz PSA(TM) configurable very-long-instruction-word, (VLIW), multiprocessor hardware architecture and design tools. In connection with the agreement, the Company paid an initial license fee of $350,000. The license is included in property and equipment and is being amortized over the 3-year life of the license.

On May 1, 2000, the Company entered into a license agreement (the "Agreement") with Gator Marketing Concepts, Inc. for the use of its system and trade marks for a new product called "Triple Gold." Triple Gold is a group discount package that permits consumers to buy goods and services at reduced prices over traditional providers throughout North America. The Agreement term is twenty months and calls for a guaranteed royalty of approximately $320,000 for the first eight months. For the remaining twelve months of the Agreement, the Company must pay a specified royalty based on sales volume.

In connection with the introduction of Triple Gold, the Company found it necessary to absorb prior debts owed to parties in the distribution channel and other vendors that were essential for a successful launch of the Triple Gold product. These non-reoccurring costs of approximately $205,000 are included in the cost of revenue as reported on the condensed consolidated statement of operations.

(4)   TRANSACTIONS WITH PLATINUM 2000

During the first fiscal quarter 2001, the Company entered into an agreement to acquire Platinum 2000, a Canadian company. In May 2000, the companies mutually agreed not to complete the transaction because Platinum 2000 did not meet certain financial representations. During the fiscal first quarter ended April 29, 2000, the Company issued invoices to Platinum 2000 for call center customer services totaling approximately $290,000. During the second fiscal quarter ending July 29, 2000, the Company concluded that the payment of the outstanding receivable relating to these services was doubtful; therefore the receivable of approximately $286,000 was expensed on the consolidated statement of operations as a provision for bad debt. The Company is reviewing its' legal options relating to the this matter.

(5)      STOCK OPTION GRANTS

On March 10, 2000, the Company granted 150,000 options to an employee of the Company at an exercise price of $4.00. Of the total options granted one third of the shares become exercisable on September 10, 2000, while the remaining two thirds of the options are exercisable on each annual anniversary of the option grant. In connection with the stock option grant, the Company has recorded deferred compensation totaling $1,155,000 representing the difference between the fair value of the unregistered common stock and the exercise price on the date of grant. The Company is recognizing the expense over the three-year vesting period.

On May 1, 2000, the Company entered into a consulting agreement with Park Strategies, LLC to provide business consulting services to the Company. In connection with this agreement, the Company issued options to purchase 150,000 shares of unregistered common stock at an exercise price of $5.00 per share. The estimated fair value of the stock options, based on the Black-Scholes option valuation model of approximately $561,900 was recorded as deferred compensation and is being recognized over the ten-month vesting period.

During the thirteen weeks ended July 29, 2000, the Company granted to two directors and principal shareholders options to purchase a total of 85,000 unregistered shares of common stock at an exercise price of $4.00 per share.

(6) EXTENSION OF EXERCISE PERIOD OF REDEEMABLE COMMON STOCK WARRANTS AND UNDERWRITERS' UNDERLYING WARRANTS

On March 27, 2000, the Company's Board of Directors approved an exercise period extension of its publicly held redeemable common stock warrants and underwriters' underlying warrants from May 17, 2000 to October 31, 2000. Subsequently, On August 9, 2000, the Company's Board of Directors approved an exercise period extension of its publicly held redeemable common stock warrants from October 31, 2000 to January 31, 2001.

(7)      SEGMENT REPORTING

As of July 29, 2000, the Company's operations are classified in three reportable business segments; secure wireless encryption segment, Internet customer contact service center segment, and telecom services segment. The secure wireless encryption segment began in fiscal 2000 and is in its development stage. Research and development costs totaling $337,149 for the thirteen week period ending July 29, 2000 relate solely to the secure wireless encryption segment. The Internet customer service contact center segment began in fiscal 2001 and is also in its development stage. The majority of the Company's revenue is derived from call center teleservices which are provided through the telecom services segment by the Canadian operating branch. The telecom services business introduced the new product called "Triple Gold" within this quarter, resulting in the significant increase in net revenues.

(8)      SUBSEQUENT EVENTS

ACQUISITION OF BUSINESS

On August 7, 2000, the Company acquired 100% of the issued and outstanding stock of MVP Systems, Inc. ("MVP") for $100,000 in cash, 530,000 shares of its unregistered common stock and 70,000 shares of its registered common stock. MVP is a software and hardware engineering consulting firm specializing in critical applications and programs. The acquisition will be accounted for under the purchase method and, accordingly, the purchase price will be allocated to the identifiable tangible and intangible assets based on their estimated fair values. The Company is in the process of completing a full valuation of the acquired tangible and intangible assets.

On July 29, 2000, the Company's legal counsel held $100,000 in escrow for the pending acquisition of MVP.

PRIVATE PLACEMENT

On August 3, 2000, the Company completed a private placement sale of 327,869 shares of the Company's common stock for $1,000,000 and provided 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."


BACKGROUND AND OVERVIEW OF THE COMPANY

     TeleHubLink Corporation, formerly known as What A World!, Inc., WAW, was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, we operated as a mall-based specialty retailer. In May 1997, we sold substantially all of our assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities. The completion of this sale terminated our active operations, and for the period May 1997 through February 3, 1999, we sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination.

      In February 1999, we acquired the outstanding capital stock of TeleHubLink Corporation, TeleHub, a privately held company organized under the laws of the Province of Ontario, Canada. TeleHub was engaged in the business of providing teleservices to business clients. We acquired all the outstanding capital stock of TeleHub from the TeleHub shareholders in exchange for an aggregate of 13,011,339 shares of our common stock. As a result of this transaction, TeleHub became a branch or operating entity of the Company. In connection with the TeleHub transaction, we changed our corporate name to TeleHubLink Corporation.

     For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The SEC staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair market value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital. As a result of this and other transactions, we are restating our quarterly financial statements for the year ended on January 29, 2000. The majority of these transactions are non-cash related valuation items and do not affect the Company's liquidity, cash and operating capabilities. We restated our first and second quarter financial statements for our fiscal year 2000 on July 24, 2000 and August 24, 2000, respectively. We will restate the third quarter financial statements in the near future.

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

INTERNET CUSTOMER CONTACT SERVICE CENTER

      Our Internet Customer Contact Center is being developed with advanced existing technology offering traditional voice, voice over Internet protocol, IP, video over IP, chat, e-mail and fax. We plan to offer business clients the opportunity to outsource their customer care functions in a cost-effective manner. Our planned customer contact center may utilize an integrated mix of traditional call center and e-commerce customer services for our clients that require "customer care." While in the past online consumers were obliged to communicate by phone or e-mail with a Web-based company to obtain responses to inquiries concerning a company's products, new Computer Telephony Integration and Internet telephony technologies allow consumers to have live interactions via the Internet with sales and technical support personnel. We envision that our customer contact center will be a support facility in which our customer contact representatives will interact with our clients' customers over multiple communications channels, including traditional telephone, fax, e-mail and online voice and data exchange via the Internet.

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

      We believe the Telecom Services business can expand by further providing "content" products to the industry. We plan to continue selling the Triple Gold product that was introduced during the second quarter. Triple Gold is a group discount package that permits consumers to buy goods and services at reduced prices over traditional providers throughout North America.

OUR LONG TERM STRATEGY

      Our long-term strategy is to migrate to a technology-based company. We intend to develop our secure wireless encryption technology business while providing cash from the other two business areas, Internet customer care service center and telecom services. This focus would re-direct the primary resources of the Company toward secure wireless encryption technology while attempting to drive cash-flow enhancing operations in the other businesses.

SECURE WIRELESS ENCRYPTION TECHNOLOGY STRATEGY

     We intend to build an infrastructure for the secured wireless encryption business that supports the development of the iNSECT(TM) technology. We plan to hire the necessary people to support all functional areas of the business. We plan to subcontract the manufacturing of the ASICs. We also intend to acquire companies that may enhance the internal development of the iNSECT(TM) technology including software engineering, cryptography and ASIC architecture.

INTERNET CUSTOMER CONTACT SERVICE CENTER STRATEGY

     During fiscal 2001, we plan to transition from the traditional call center approach to Internet customer contact care, which will service Internet clients.

We plan to provide various services to clients in the emerging electronic commerce service market through our Internet Customer Contact Center or World-Wide Assist business. Worldwide Assist is a new business we are developing in Canada to serve as a Web-based customer contact center, which offers Internet-related inbound/outbound communications services.

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

     Our plan of operation and prospects will be largely dependent on the Company's ability to successfully establish a technology development team, and establish and equip an Internet customer contact center on a timely and cost effective basis; hire and retain skilled technical, marketing and other personnel; successfully expand into the Internet market and attract and retain significant numbers of clients.

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

     Companies that outsource their customer care activities are likely to demand an integrated customer care provider that can deliver consistent support across multiple communication channels voice, video, fax and the Internet. In addition, being able to provide an end-to-end solution is expected to be a key competitive factor. In particular, the Internet has created a new market for customer care. Forrester Research shows that 75% to 90% of online customers prefer human interaction. Forrester Research also indicates that spending on Internet and e-commerce services, including customer support services, may grow to $22 billion by 2002. As e-commerce grows, companies are seeing an increasing percentage of their revenue becoming dependent on their ability to service customers over the Internet.

RECENT FINANCINGS

      In March 2000, we raised $8.1 million through a private placement sale of 2,699,999 shares of our restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share with GE Capital, ZERO.NET, Inc., First Global Ventures LLC and other individuals. Other purchasers of these securities include the Company's Chief Executive Officer and its Chairman of the Board, who acquired an aggregate of 116,666 shares of common stock for $350,000. The proceeds are planned to be used for the development of its secured wireless encryption technology, the expansion of the telecom business and developing its business into servicing the Internet customer care market.

         On August 3, 2000, we completed a private placement sale of 327,869 shares of restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

RESEARCH AND DEVELOPMENT

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

RECENT ACQUISITION AND DEVELOPMENTS

         On August 7, 2000, we acquired 100% of the issued and outstanding stock of MVP Systems, Inc. (MVP). MVP is a software and hardware engineering consulting firm specializing in critical applications and programs. We believe that the acquisition of MVP and the hiring of its majority stockholder and employees will enhance our internal technical team developing our iNSECT(TM) technology. We believe that this acquisition brings additional talent with the technical expertise needed for our secured wireless encryption technology business.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

      Revenue for the thirteen weeks ended July 29, 2000 (the "Second Quarter of Fiscal 2001") increased to $4,959,701 from $490,245 for the comparable thirteen weeks ended July 31, 1999 (the "Second Quarter of Fiscal 2000"). The increase was from sales of a new product called "Triple Gold," which is consumer discount content package sold through our Canadian operating branch. The cost of revenue for the Second Quarter of Fiscal 2001 was approximately 88% of revenue as compared to approximately 54% for the Second Quarter of Fiscal 2000. The increase in cost of revenue was primarily attributable to the costs of license royalties, acquiring the content for the product and esablishing the distribution channel.

revenue was primarily attributable to the costs of license royalties and acquiring the content for the product.

      Stock-based charges for the Second Quarter of Fiscal 2001 were $472,231 as compared to $54,100 for the Second Quarter of Fiscal 2000. The stock-based charge for the Second Quarter of Fiscal 2001 represents amortization of deferred compensation in connection with stock option grants to employees and consultants. The increase in stock-based charges results from option grants during the first and second quarter of fiscal 2001.

      Research and development expenses for the Second Quarter of Fiscal 2001 were $337,149 as compared to zero for the comparable period in Fiscal 2000. This increase is due to the Company's focus on development of the secure wireless encryption segment. In the same period for the prior fiscal year, we incurred costs of $158,000 as a result of loans made to WEC prior to our acquisition and are reported separately on the condensed consolidated statement of operations. WEC was under capitalized and repayment of the loans was in doubt and therefore the loans were expensed.

      Selling, general and administrative expenses ("SG&A") were $1,049,090 in the Second Quarter of Fiscal 2001, as compared to $253,937 for the comparable period in Fiscal 2000. The major increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and growth of our company. We also experienced increased legal and audit fees resulting from significant efforts to bring our 10KSB and other regulatory filings up-to-date. The balance of the increase is related to growth in infrastructure costs. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance and administrative salaries including fringe benefits).

         The provision for bad debts totaling $286,016 for the Second Quarter of Fiscal 2001 includes the write-off of certain receivables with Platinum 2000.

      Depreciation and amortization for the Second Quarter of Fiscal 2001 was $372,525 as compared to $21,240 for the Second Quarter of Fiscal 2000. The increase results from increased depreciation relating to additions of telecommunications equipment added during the past twelve months and increased amortization relating to additions of intangible assets from business acquisitions and customer lists purchased during the past twelve months.

      Interest expense for the Second Quarter of Fiscal 2001 was $186,738 as compared to $23,100 for the Second Quarter of Fiscal 2000. This increase in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. At July 29, 2000, the debt discount was fully amortized. The total amortization of the debt discount was $169,700 for the Second Quarter of Fiscal 2001.

      Interest and other income for the Second Quarter of fiscal 2001 was $141,823 as compared to $83 for the Second Quarter of Fiscal 2000. The increase is primarily due to income from short-term investments in money market funds as a result of cash received in March 2000 in connection with the private placement sale of common stock and issuance of warrants.

      No provision for income taxes has been recorded for the Second Quarter of Fiscal 2001 and the Second Quarter of Fiscal 2000 as the Company has incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

TWENTY SIX WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

         Revenue for the twenty-six weeks ended July 29, 2000 (the "first half of Fiscal 2001") increased to $5,298,247 from $811,077 for the comparable twenty-six weeks ended July 31, 1999 (the "first half of Fiscal 2000"). The increase was from sales of the new product called "Triple Gold", sold through our Canadian operating branch. The cost of revenue for the first half of Fiscal 2001 was approximately 87% of revenue as compared to approximately 58% for the first half of Fiscal 2000. The increase in cost of revenue was primarily attributable to the costs of license royalties, acquiring the content for the product and establishing the distribution channel.

      Stock-based charges were $615,239 for the twenty-six weeks ended July 29, 2000 as compared to $1,799,290 for the comparable twenty-six weeks ended July 31, 1999. The stock-based charge in the first half of Fiscal 2000 primarily consists of charges recognized in connection with the February 5, 1999 private placement and represents the difference between the fair value of our common stock issued and the cash proceeds received. The stock-based charges recognized in the first half of Fiscal 2001 represents amortization of deferred compensation in connection with stock options granted to employees and consultants.

      Research and development expenses for the twenty-six weeks ended July 29, 2000 were $826,600 as compared to zero for the comparable twenty-six week period ended July 31, 1999. This increase is due to our focus on development of the secure wireless encryption segment. During the first half of fiscal 2000, we incurred costs of $158,000 as a result of loans made to WEC prior to our acquisition and as reported separately on the condensed consolidated statement of operations. WEC was under capitalized and repayment of the loans was in doubt, therefore the loans were expensed.

      Selling, general and administrative expenses for the twenty-six weeks ended July 29, 2000 was $1,467,972 as compared to $413,406 for the comparable twenty-six weeks ended July 31, 1999. The major increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and growth of our company. We also experienced increased legal and audit fees resulting from significant efforts to bring our 10KSB and other regulatory filings up-to-date. The balance of the increase is related to growth in infrastructure costs. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance and administrative salaries including fringe benefits).

         The provision for bad debts totaling $286,016 for the Second Quarter of Fiscal 2001 includes the write-off of certain receivables with Platinum 2000.

      Depreciation and amortization for the twenty-six weeks ended July 29, 2000 was $656,569 as compared to $32,126 for the comparable twenty-six weeks ended July 31, 1999. The increase results from increased depreciation relating to additions of telecommunications equipment added during the past twelve months and increased amortization relating to additions of intangible assets from business acquisitions and customer lists purchased during the past twelve months.

      Interest expense for the twenty-six weeks ended July 29, 2000 was $352,577 as compared to $24,499 for the comparable twenty-six weeks ended July 31, 1999. This increase in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. At July 29, 2000, the debt discount was fully amortized. The total amortization of the debt discount was $319,700 for the first half of Fiscal 2001.

         Interest and other income for the twenty-six weeks ended July 29, 2000 was $198,379 as compared to $14,469 for the twenty-six weeks ended July 31, 1999. The increase is primarily due to income from short-term investments in money market funds as a result of cash received in March 2000 in connection with the private placement sale of common stock and issuance of warrants.

         No provision for income taxes has been recorded for the twenty-six weeks ended July 29, 2000 or in the comparable twenty-six weeks ended July 31, 1999 as we incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception (July 31, 1998), we financed operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of subordinated convertible debentures and an equipment loan borrowing. At July 29, 2000, we had cash and cash equivalents of $5,341,687 and a working capital of $4,411,368. At January 29, 2000, we had cash and cash equivalents of $26,549 and working capital deficit of $1,549,134. The increase in cash and cash equivalents is primarily attributable to cash proceeds from a private placement during the first quarter of fiscal 2001. In March 2000, we raised $8.1 million through a private placement sale of 2,699,999 shares of common stock and the issuance of warrants to purchase up to 2,699,999 shares of common stock.

     In July 2000, we received notice from the holders of the subordinated convertible debentures that they have chosen to convert the debt and accrued interest to shares of our common stock. As a result, we will issue 1,320,000 shares of common stock and issue 1,320,000 warrants at an exercise price of $2.00 per warrant. The accompanying condensed consolidated balance sheet reflects the conversion of subordinated convertible debentures and issuance of common stock. This conversion of the subordinated convertible debentures has substantially reduced our outstanding debt.

         On August 3, 2000, we completed a private placement sale of 327,869 shares of the Company's restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

         Since our inception, we experienced net losses from operations and, as of July 29, 2000 had an accumulated deficit of $20,583,358. A majority of this accumulated deficit is related to non-cash stock based changes related to issuances of our common stock and stock options. We expect to incur substantial additional expenses resulting in losses at least through the period ending January 27, 2001 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and Internet customer care business.

      If our cash flow proves to be insufficient to fund operations, the cash available to us would satisfy the contemplated cash requirements for developing the secure wireless technology, on-going telecom service operations, and expanding the business into servicing the Internet market through at least January 2001. If we do not provide sufficient revenue and operating cash to sustain this level of development and expenditure we may be required to seek additional financing and/or revise our plans, including making significant reductions in operating costs.

MARKET RISKS

      We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We also cannot assure you that we will not require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

  -    our ability to enter into additional collaborative agreements;

  -    competing technological and market developments;

  -    changes in any collaborative relationships;

  - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

  -    the purchase of additional capital equipment;

  -    the expansion of our facilities;

  - the progress of our existing revenue producing activities; and

  - the availability of additional funding, if necessary, and if at all, on favorable terms.

IMPACT OF INFLATION

        We do not believe inflation has had a material impact on our business or operating results during the periods presented.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Our exposure to market risk is principally confined to Our cash equivalents and investments, all of which have maturities of less than one year. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The fair value of these securities approximates their cost.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described above and elsewhere in this report.

        Although we believe the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectation. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

     The Internet customer care center is in the process of being opened Montreal and may be unable to: secure contracts with clients or generate revenues under any such contracts it does secure; successfully develop and utilize its acquired infrastructure and develop databases to perform for our clients; successfully implement marketing and sales methods for its services; acquire and implement quality telecommunications and computer technology and equipment and end user database and software products necessary for our operations; correspond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; all of which could have a material adverse effect on our future financial condition, operations, results and cash flow.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES

      In January 2000, we acquired, in a private transaction, all the issued and outstanding shares of capital stock of wirelessEncryption.com, Inc. in exchange for 5,000,000 shares of the Registrant's common stock.

      On March 6, 2000, we consummated a private placement of 2,699,999 shares of common stock at $3.00 per share and issued warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share. The warrants are exercisable at the option of the holder at any time up to the expiration date of March 4, 2005. In connection with the private placement, we issued an additional 16,666 shares and warrants to purchase 16,666 shares at a price of $4.50 per share.

      On March 24, 2000, we acquired, in a private transaction, 100% of the membership interests in COMSEC Solutions, LLC for 100,000 shares of unregistered common stock.

      In July 2000, we received notice from the holders of the subordinated convertible debentures that they have chosen to convert the debt and accrued interest to shares of our common stock. As a result, we will issue 1,320,000 shares of common stock and issue 1,320,000 warrants at an exercise price of $2.00 per warrant. The accompanying condensed consolidated balance sheet reflects the conversion of subordinated convertible debentures and issuance of common stock.

      On August 3, 2000, we completed a private placement sale of 327,869 shares of the Company's restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

      We granted 385,000 options at exercises prices ranging form $4.00 to $5.00 per share.

      The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT NO.                          DESCRIPTION
----------                           -----------

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

4.3      Form of Public Warrant Certificate (incorporated by reference to
         Exhibit 4.3 of the SB-2).

4.4      Underwriter's Warrant Agreement (incorporated by reference to Exhibit
         4.4 of the SB-2).

10.1 Employment Agreement dated as of March 10, 2000 between the Company and David Katz.

10.2 Consulting Agreemtn between the Company and Park Strategies, LLC dated May 1,2000.

10.3 Technology License Agreemnt betwwn the Company and Improv Systems, Inc. dated June 20, 2000.

10.4 Memorandum of License Agreement between the Company and Gator Marketing Concepts, Inc. dated May 1, 2000.

11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

27       Financial Data Schedule (For SEC Use Only)


      (b) Reports on Form 8-K: [NONE.]



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TeleHubLink Corporation

Date:  September 12, 2000                By: /s/ BRUCE W. YOUNG
                                         ----------------------------------
                                         Bruce W. Young

                                         Chief Executive Officer and President

Date:  September 12, 2000                By: /s/ DOUGLAS MILLER
                                         ----------------------------------
                                         Douglas Miller
                                         Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)