Form 10QSB/A
period 1999-10-30
TELEHUBLINK CORP
filed 2000-11-03
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A*
                        (Amendment No. 1 to Form-10 QSB)
(Mark One)

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


       24 NEW ENGLAND EXECUTIVE PARK*
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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: At December 17, 1999, there were 18,753,442 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                             TELEHUBLINK CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - October 30, 1999 (unaudited)
and January 30,1999 ....................................................    3

Condensed Consolidated Statements of Operations for the Thirteen Weeks
Ended October 30, 1999 and October 31, 1998 and the Thirty-Nine Weeks
Ended October 30, 1999 and the period from inception (July 31, 1998) to
October 31, 1998 (unaudited)      ........................................   4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks
Ended October 31, 1999 and October 31, 1998 and the Thirty-Nine Weeks
Ended October 30,1999 and the period from inception (July 31, 1998) to
October 31, 1998 (unaudited)   ...........................................   5

Notes to Condensed Consolidated Financial Statements.......................  6

Item 2. Management's Discussion and Analysis or Plan of Operation..........  9


PART II.  OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds.........................   15

Item 6. Exhibits and Reports on Form 8-K ................................   15

SIGNATURES...............................................................   16


* This amended Form 10-QSB is being filed to reflect the restatement of certain previously reported financial information as more fully described in Note 6 of Notes to Condensed Consolidated Financial Statements and certain portions of
Part I-Item 2-Management's Discussion and Analysis or Plan of Operation and
Exhibit 27-Financial Data Schedule have been amended to reflect the restatement. The remaining information in this amended Form 10-QSB has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-QSB relates. For more recent information regarding the Company and current developments, reference is made to the Company's Form 10-KSB as filed on July 19, 2000, Form 10-QSB/A filed on July 24, 2000 and Form 10-QSB/A filed on September 12, 2000.

                             TELEHUBLINK CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               OCTOBER 30,                JANUARY 30,
                                  ASSETS                                         1999                        1999
                                                                        (AS RESTATED, SEE NOTE 6)
                                                                        -------------------------         -----------
                                                                              (Unaudited)
Current Assets:
     Cash and cash equivalents                                                 $   203,195                $      --
     Accounts receivable, net                                                      307,060                     20,030
     Prepaid expenses and other current assets                                      94,310                     87,579
                                                                               -----------                -----------
                      Total current assets                                         604,565                    107,609

Property and equipment, net                                                        236,678                    204,791
Intangible assets, net                                                             560,879                       --
Other assets                                                                         7,756                     27,195
                                                                               -----------                -----------
                      Total assets                                             $ 1,409,878                $   339,595
                                                                               ===========                ===========

                      Liabilities and Stockholder's Equity

Current Liabilities:
     Accounts payable                                                          $   136,862                $    17,910
     Accrued expenses                                                              395,033                     44,508
     Accrued merger costs                                                          365,000                       --
     Subordinated convertible debentures, net                                      151,000                       --
     Equipment loan                                                                206,924                    202,866
                                                                               -----------                -----------
                      Total current liabilities                                  1,254,819                    265,284
                                                                               -----------                -----------
                       Total liabilities                                         1,254,819                    265,284
                                                                               -----------                -----------

Stockholders' Equity:
     Common stock                                                                  187,534                    130,114
     Additional paid-in capital                                                  3,416,353                    167,419
     Deferred compensation                                                          (5,500)                      --
     Accumulated deficit                                                        (3,443,328)                  (223,222)
                                                                               -----------                -----------
                      Total stockholders' equity                                   155,059                     74,311
                                                                               -----------                -----------
                      Total liabilities and stockholders' equity               $ 1,409,878                $   339,595
                                                                               ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THIRTEEN WEEKS ENDED         THIRTEEN WEEKS ENDED
                                                         OCTOBER 30, 1999             OCTOBER 31, 1998
                                                     (AS RESTATED, SEE NOTE 6)    (AS RESTATED, SEE NOTE 6)
                                                     -------------------------    -------------------------
Revenue                                                    $    212,043                $     82,729

Cost of revenue                                                 131,215                      42,559
                                                           ------------                ------------

Gross profit                                                     80,828                      40,170
                                                           ------------                ------------
Operating expenses:
Stock-based charges                                              81,100                        --
Selling, general and administrative expenses                    756,705                      66,340
Operating losses of WEC prior to acquisition                     20,135                        --
                                                           ------------                ------------
Total operating expenses                                        857,940                      66,340
                                                           ------------                ------------
Operating loss                                                 (777,112)                    (26,170)

Interest and other income                                         2,027                        --

Interest expense                                               (145,650)                       --
                                                           ------------                ------------
Net loss                                                       (920,735)                    (26,170)

Charge for pricing modification of warrants                        --                          --
                                                           ------------                ------------

Net loss available to common stockholders                  $   (920,735)               $    (26,170)
                                                           ============                ============

Basic and diluted net loss per share                       $       (.05)               $       --
                                                           ============                ============
Weighted average common shares of common
   stock outstanding used in computing basic
   and diluted net loss per share                            18,596,517                  10,185,172
                                                           ============                ============
                                                                                        PERIOD FROM
                                                       THIRTY-NINE WEEKS ENDED    INCEPTION (JULY 31, 1998)
                                                          OCTOBER 30, 1999          TO OCTOBER 30, 1998
                                                       (AS RESTATED, SEE NOTE 6)  (AS RESTATED, SEE NOTE 6)
                                                       -------------------------  -------------------------
Revenue                                                    $  1,023,120                $     82,729

Cost of revenue                                                 600,011                      42,559
                                                           ------------                ------------

Gross profit                                                    423,109                      40,170
                                                           ------------                ------------
Operating expenses:
Stock-based charges                                           1,880,390                        --
Selling, general and administrative expenses                  1,202,237                      66,340
Operating losses of WEC prior to acquisition                    178,135                        --
                                                           ------------                ------------
Total operating expenses                                      3,260,762                      66,340
                                                           ------------                ------------
Operating loss                                               (2,837,653)                    (26,170)

Interest and other income                                        16,496                        --

Interest expense                                               (170,149)                       --
                                                           ------------                ------------
Net loss                                                     (2,991,306)                    (26,170)

Charge for pricing modification of warrants                    (228,800)                       --
                                                           ------------                ------------

Net loss available to common stockholders                  $ (3,220,106)               $    (26,170)
                                                           ============                ============

Basic and diluted net loss per share                       $       (.18)               $       --
                                                           ============                ============
Weighted average common shares of common
   stock outstanding used in computing basic
   and diluted net loss per share                            18,051,106                  10,185,172
                                                           ============                ============

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               THIRTEEN WEEKS ENDED         THIRTEEN WEEKS ENDED
                                                                  OCTOBER 30, 1999             OCTOBER 31, 1998
                                                               -------------------------   -------------------------
                                                               (AS RESTATED, SEE NOTE 6)   (AS RESTATED, SEE NOTE 6)

Cash flows from operating activities:
   Net loss                                                           $  (920,735)               $   (26,170)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                         48,324                      5,165
     Amortization of debt discount                                        129,300                       --
     Stock-based charges                                                   81,100                       --
     Operating losses of WEC prior to acquisition                          20,135                       --
   Changes in operating assets and liabilities,
     net of impact of business acquisitions:
     Accounts receivable                                                   77,537                       --
     Prepaid expenses and other current assets                            (41,383)                   (29,333)
     Other assets                                                           3,965                    (10,574)
     Accounts payable                                                      17,551                       --
     Accrued expenses                                                     240,448                     15,885
                                                                      -----------                -----------
   Net cash used in operating activities                                 (343,758)                   (45,027)
                                                                      -----------                -----------
Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                    (150,000)                      --
     Purchases of customer lists                                          (54,096)                      --
     Purchases of property and equipment                                  (20,765)                  (191,828)
     Other                                                                   --                      (20,000)
                                                                      -----------                -----------
   Net cash used in investing activities                                 (224,861)                  (211,828)
                                                                      -----------                -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                               725,000                     62,296
     Proceeds from issuance of subordinated convertible
       debentures                                                            --                         --
     Advances to WEC                                                      (53,000)                      --
     Repayments from WEC                                                   32,865                       --
     Proceeds of equipment loan, net                                        2,486                    199,863
                                                                      -----------                -----------
   Net cash provided by financing activities                              707,351                    262,159
                                                                      -----------                -----------

   Net increase in cash and cash equivalents                              138,732                      5,304

   Cash and cash equivalents, beginning of period                          64,463                       --
                                                                      -----------                -----------

   Cash and cash equivalents, end of period                           $   203,195                $     5,304
                                                                      ===========                ===========
   Supplemental disclosure information:
   Cash paid during the period for interest                           $     1,400                $      --
                                                                      ===========                ===========
   Non-cash investing and financing activities:
   Net liabilities assumed on reverse merger with
     WAW (See Note 2)                                                 $      --                  $      --
                                                                      ===========                ===========
   Debt discount from beneficial conversion feature
     of subordinated convertible debentures                           $      --                  $      --
                                                                      ===========                ===========

   Charge for pricing modification of warrants                        $      --                  $      --
                                                                      ===========                ===========
   Notes issued for common stock                                      $      --                  $    67,812
                                                                      ===========                ===========

   Business acquisitions:
      Fair value of assets acquired                                   $   352,500                $      --
      Issuance of common stock                                           (202,500)                      --
                                                                      -----------                -----------
      Cash paid                                                       $   150,000                $      --
                                                                      ===========                ===========

                                                                                                 PERIOD FROM
                                                              THIRTY-NINE WEEKS ENDED     INCEPTION (JULY 31, 1998) TO
                                                                 OCTOBER 30, 1999              OCTOBER 31, 1998
                                                             -------------------------      -------------------------
                                                             (AS RESTATED, SEE NOTE 6)      (AS RESTATED, SEE NOTE 6)

Cash flows from operating activities:
   Net loss                                                           $(2,991,306)               $   (26,170)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                         80,450                      5,165
     Amortization of debt discount                                        151,000                       --
     Stock-based charges                                                1,880,390                       --
     Operating losses of WEC prior to acquisition                         178,135                       --
   Changes in operating assets and liabilities,
     net of impact of business acquisitions:
     Accounts receivable                                                 (287,030)                      --
     Prepaid expenses and other current assets                             (1,800)                   (29,333)
     Other assets                                                          11,690                    (10,574)
     Accounts payable                                                     123,595                       --
     Accrued expenses                                                     148,322                     15,885
                                                                      -----------                -----------
   Net cash used in operating activities                                 (706,554)                   (45,027)
                                                                      -----------                -----------
Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                    (230,000)                      --
     Purchases of customer lists                                         (104,649)                      --
     Purchases of property and equipment                                  (71,739)                  (191,828)
     Other                                                                   --                      (20,000)
                                                                      -----------                -----------
   Net cash used in investing activities                                 (406,388)                  (211,828)
                                                                      -----------                -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                               890,214                     62,296
     Proceeds from issuance of subordinated convertible
       debentures                                                         600,000                       --
     Advances to WEC                                                     (211,000)                      --
     Repayments from WEC                                                   32,865                       --
     Proceeds of equipment loan, net                                        4,058                    199,863
                                                                      -----------                -----------
   Net cash provided by financing activities                            1,316,137                    262,159
                                                                      -----------                -----------

   Net increase in cash and cash equivalents                              203,195                      5,304

   Cash and cash equivalents, beginning of period                            --                         --
                                                                      -----------                -----------

   Cash and cash equivalents, end of period                           $   203,195                $     5,304
                                                                      ===========                ===========
   Supplemental disclosure information:
   Cash paid during the period for interest                           $     4,199                $      --
                                                                      ===========                ===========
   Non-cash investing and financing activities:
   Net liabilities assumed on reverse merger with
     WAW (See Note 2)                                                 $   569,451                $      --
                                                                      ===========                ===========
   Debt discount from beneficial conversion feature
     of subordinated convertible debentures                           $   600,000                $      --
                                                                      ===========                ===========

   Charge for pricing modification of warrants                        $   228,800                $      --
                                                                      ===========                ===========
   Notes issued for common stock                                      $      --                  $    67,812
                                                                      ===========                ===========

   Business acquisitions:
      Fair value of assets acquired                                   $   500,900                $      --
      Issuance of common stock                                           (270,900)                      --
                                                                      -----------                -----------
      Cash paid                                                       $   230,000                $      --
                                                                      ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 30, 1999

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

(3)      SALES OF COMMON STOCK

         On August 16, 1999, the Company consummated a private placement pursuant to which it sold 13.5 units for gross proceeds of $675,000, and in September 1999, the Company sold an additional unit for gross proceeds of $50,000. Each unit consisted of 40,000 shares of the Company's common stock. In connection with such private placement, the Company sold an aggregate of 580,000 shares of common stock for gross proceeds of $725,000 (the "August/September 1999 Financing"). Proceeds of the financing will be used for potential acquisitions, for the payment of certain obligations, to fund working capital requirements of the Company and for general corporate purposes.

 (4)     BUSINESS ACQUISITION

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

(5)      STOCK OPTION GRANT

         On August 31, 1999, the Company granted to third-party consultants for the Company, in consideration for services to be rendered over a three-month period, options to purchase an aggregate of 50,000 shares. All of such options are exercisable at a price of $1.50 per share, the fair market value of the Company's common stock on the date of grant, and vest on the first anniversary of the date of grant. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated value of the stock options of $52,300 was amortized over the period of service.

         In October 1999, the Company granted to a third-party consultant, for services rendered by him, options to acquire an aggregate of 25,000 shares, all of which options are exercisable at a price of $.9375, the fair market value of the Company's common stock on the date of grant, and vest on the first anniversary of the date of grant. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated value of the stock options of $16,300 was recognized on the date of grant.

         In October 1999, the Company granted to an employee options to purchase 50,000 unregistered shares of the Company's common stock at an exercise price of $.06. The options vested immediately. The Company recognized an expense of $53,800 for the difference between the fair value of the stock options and the exercise price.

(6)      RESTATEMENT

         The consolidated financial statements for the thirteen weeks ended October 30, 1999 and October 31, 1998 have been restated to reflect various adjustments to the previously reported financial statements. The following table sets forth the impact on the consolidated statements of operations and consolidated balance sheet:

                                                    THIRTEEN WEEKS ENDED           THIRTEEN WEEKS ENDED
                                                      OCTOBER 30, 1999                OCTOBER 31, 1998
                                                -----------------------------      ------------------------
                                                   AMOUNT                           AMOUNT
                                                 PREVIOUSLY       AS RESTATED      PREVIOUSLY   AS RESTATED
                                                  REPORTED                          REPORTED
                                                -----------       -----------      ----------   -----------
       Statement of Operations:

       Revenue                                   $  212,043      $   212,043             --      $  82,729

       Cost of revenue                              131,215          131,215             --         42,559

       Gross profit                                  80,828           80,828             --         40,170

       Operating losses of WEC prior to acquistion      --            20,135             --           --

       Stock-based charges                              --            81,100             --           --

       Selling, general and administrative
        expenses                                    320,105          756,705           21,446       66,340

       Other income (expense)                       (14,323)        (143,623)             629         --

       Net loss                                    (253,600)        (920,735)         (20,817)     (26,170)


       Basic and diluted net loss per share            (.01)            (.05)            (.01)        --



       Balance Sheet:

       Cash and cash equivalents                     203,195         203,195

       Total assets                                1,979,613       1,409,878

       Accumulated deficit                         (517,266)      (3,443,328)

       Total stockholders' equity                   564,106          155,059


         The amounts shown as previously reported for the thirteen weeks ended October 30, 1999 and October 31, 1998 are as reported in the Company's previously filed Form 10-QSB. The previously filed 10-QSB for the quarter ended October 30, 1999 compared the current operating results of the Company to the prior operating results of WAW. As a result of the reverse merger, Telehub has been deemed the acquiring enterprise; therefore, for financial reporting purposes the third quarter results of fiscal 1998 (October 31, 1998) should have been TeleHub's operating results and not WAW's operating results. TeleHub began its operations on July 31, 1998

         Adjustments to the consolidated financial statements for the quarter ended October 30, 1999 reflect fourth quarter charges recorded by the Company and are reflected in the Company's fiscal 2000 Form 10-KSB filed on July 19, 2000. A summary of the significant adjustments that impacted the previously reported third fiscal quarter results is as follows.

o To record losses of $20,135 in the third fiscal quarter, on the advances to WEC.

o To record non-cash stock-based compensation charges of $81,100, in the third fiscal quarter, in connection with the granting of stock options to employees and consultants.

o To record amortization of $129,300, in the third fiscal quarter, relating to the debt discount resulting from the conversion feature of the subordinated convertible debt.

o To write-off capitalized organizational costs of $161,000 in the third fiscal quarter.

o To record an entry of $200,000 for legal fees which was incorrectly capitialized as an asset.

o To record amoritization expense on $21,200 on intangible assets acquired through business acquisitions.

o To accrue salaries and vacation time earned by employees of $54,400 in the third fiscal quarter.


(7)      SUBSEQUENT EVENT

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

     The Company is seeking to continue the development of its multi-service call center "HUB" concept, pursuant to which the Company would act as a central focus for businesses to outsource typical non-core functions and capitalize on the network to be established by the Company. In this connection, the Company offers or proposes to offer the following services: providing call center teleservices, including inbound and outbound call center activities in connection with sales, marketing, customer support and product support; selling local and long distance telecom services; and selling certain cellular and PCS telephone services. In addition, the Company is also seeking to expand its operations by servicing the Internet market, and is in the early stages of establishing a structure to address the emerging Internet "e-commerce" market. In this connection, the Company has formed a new Internet division which is engaged in selling client advertisements to Internet malls, facilitating the creation of web sites for its clients and providing e-commerce fulfillment services, and is currently in discussions regarding possible acquisitions of certain Internet-related businesses. In June 1999, the Company acquired all of the assets of Web Trafic Inc., a privately-held company which has acquired the rights to sell advertising for e-commerce on iMall, one of the leading e-commerce websites on the Internet with approximately 1,600 merchants. Web Trafic serves as an independent Canadian representative for iMall, Inc., and intends to market its services through its business listings, classified ads, referral web pages and portals. In consideration for the Web Trafic Inc. assets, the Company paid $80,000 and issued 100,000 shares of the Company's restricted common stock. In connection with the acquisition, the Company retained a management firm operated by the former President of Web Trafic Inc. to assist the Company in developing its Internet division. There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company. In addition, the Company will be required to obtain additional financing in order to fund the development and operational costs of any companies, including Web Trafic Inc., acquired by the Company. There can also be no assurance that the Company will be successful in implementing its "HUB" concept or developing its teleservices operations or Internet-related businesses.

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

RECENT DEVELOPMENTS

     On August 20, 1999, the Company acquired all the assets (including certain intellectual property rights, contract rights and inventory) of Sports & Entertainment Marketing International Inc. ("SEMI"), a privately held company that is engaged in the development and production of strategic marketing concepts relating to various sports, sporting events, shows, memorabilia, and products. In consideration for such assets, the Company paid to SEMI $150,000 in cash and issued 200,000 shares of the Company's restricted common stock. There can be no assurance that this acquisition will generate meaningful revenues or profits for the Company.

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

RESULTS OF OPERATIONS (Restated)

     As discussed in note 2 to the condensed consolidated financial statements, as a result of the reverse merger between WAW and TeleHub, TeleHub has been deemed the acquiring enterprise for financial reporting purposes. TeleHub began its operations on July 31, 1998, and accordingly TeleHub's results of operations for the period from inception to October 31, 1998 have been presented as comparative figures.

THIRTEEN WEEKS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998 AND THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 AND THE PERIOD FROM INCEPTION (JULY 31, 1998) TO OCTOBER 31, 1998.

     Net sales for the thirteen weeks ended October 30, 1999 (the "Third Quarter of Fiscal 2000") were $212,043 as compared to net sales of $82,729 for the comparable thirteen weeks ended October 31, 1998 (the "Third Quarter of Fiscal 1999"). The Company commenced operations on July 31, 1998 and has expanded operations resulting in an increase in net sales in the Third Quarter of Fiscal 2000 as compared to the Third Quarter of Fiscal 1999. Net sales for the thirty-nine weeks ended October 30, 1999 were $1,023,120 as compared with $82,729 for the period from inception (July 31, 1998) to October 31, 1998. All sales were generated from the Canadian call center business.

     Gross profit for the Third Quarter of Fiscal 2000 was $80,828 or 38.1% of sales, as compared with $40,170 or 48.6% of sales for the Third Quarter of Fiscal 1999. The decreased margin percentage for the Third Quarter of Fiscal 2000 as compared to the Third Quarter of Fiscal 1999 was due to the ramp-up of operations including increases in the number of call center personnel resulting in higher costs. Gross profit for the first thirty-nine weeks of fiscal 2000 was $423,109 or 41.4% of sales as compared with $40,170 or 48.6% of sales for the period from inception (July 31, 1998) to October 31, 1998. The decreased margin percentage was due to the ramp-up of operations including increases in the number of call center personnel resulting in higher costs.

         Stock-based charges for the Third Quarter of Fiscal 2000 were $81,100. These non-cash charges were the result of stock-based compensation charges relating to stock option grants to certain employees and outside third parties. There were no stock options outstanding during the period from inception (July 31, 1998) to October 31, 1998. Stock based charges for the first thirty-nine weeks of fiscal 2000 of $1,880,390 were the result of stock-based compensation charges relating to stock option grants to certain employees and outside third parties during the period.

         Selling, general and administrative expenses ("SG&A") were $756,705 in the Third Quarter of Fiscal 2000 and $1,202,237 in the first thirty-nine weeks of fiscal 2000 as compared with approximately $66,340 for the Third Quarter of Fiscal 1999 and the period from inception (July 31, 1998) to October 31, 1998, respectively. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, depreciation, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance, administrative salaries). The increase in selling, general and administrative expenses during the Third Quarter of Fiscal 2000 and the thirty-nine weeks ended October 30, 1999 were due to an overall increase in operations.

         The operating losses of wirelessEncryption.com for the Third Quarter of Fiscal 2000 represent the write-off of advances from the Company to wirelessEncryption.com during the quarter. The advances are being written off as the Company is the only funding source of WEC to date and repayment is not ensured.

         Interest expense for the Third Quarter of Fiscal 2000 includes amortization totaling $129,300 relating to the discount recorded on the subordinated convertible debentures plus accrued interest on the subordinated convertible debentures. Interest expense for the first thirty-nine weeks of fiscal 2000 includes amortization totaling $151,000 relating to the discount recorded on the subordinated convertible debentures plus accrued interest on the subordinated convertible debentures.

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

LIQUIDITY AND CAPITAL RESOURCES (Restated)

      The Company had working capital deficits of approximately $(650,254) and $(157,675) at October 30, 1999 and January 30, 1999, respectively. Since the TeleHub Transaction, the Company's primary ongoing capital requirements have been and are anticipated to be for funding its operations and exploring and developing opportunities in the call center teleservices industry and in expanding its business into servicing the Internet market.

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

     During the first thirty-nine weeks of fiscal 2000, cash increased by approximately $203,195. The overall increase in cash resulted primarily from the cash received from the Company's July 1999 Private Financing arrangement and the August/September 1999 Private Financing arrangement.

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

    On August 20, 1999, the Registrant acquired all of the assets of Sports & Entertainment Marketing International, Inc. ("SEMI"), a privately held company, and, in partial consideration for such assets, issued to SEMI 200,000 shares of the Registrant's common stock. The Registrant relied upon the exception provided by Section 4(2) of the Act in connection with the issuance and sale of such shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The exhibits were previously filed with the original 10QSB on December 20, 1999.

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

                                                TeleHubLink Corporation

Date:  November 3, 2000            By:  /s/ BRUCE W. YOUNG
                                        ----------------------------------
                                         Bruce W. Young
                                         President

Date:  November 3, 2000            By:  /s/ DOUGLAS MILLER
                                        ----------------------------------
                                         Douglas Miller
                                         Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)