Form 10QSB
period 2000-10-28
TELEHUBLINK CORP
filed 2000-12-12
CIK 931073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended October 28, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period _________to__________

                         Commission File Number 0-25002

                            ------------------------


                             TELEHUBLINK CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                   DELAWARE                                59-3200879
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification Number)


       24 NEW ENGLAND EXECUTIVE PARK
                BURLINGTON, MA                               01803
   (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (781) 229-1102

                                       N/A
              (Former name, former address, and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: At December 8, 2000, there were 28,982,975 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                             TELEHUBLINK CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - October 28, 2000 (unaudited) and
January 29, 2000 .........................................................   4

Condensed Consolidated Statements of Operations for the Thirteen Weeks
Ended October 28, 2000 and October 30, 1999 and the Thirty-Nine Weeks Ended
October 28, 2000 and October 30, 1999 (unaudited) ........................   5

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
Ended October 28, 2000 and October 30, 1999 (unaudited)...................   6

Notes to Condensed Consolidated Financial Statements.......................  8

Item 2. Management's Discussion and Analysis or Plan of Operation.......... 11


PART II.  OTHER INFORMATION

Item 2. Change in Securities ............................................   24

Item 6. Exhibits and Reports on Form 8-K ................................   25

SIGNATURES...............................................................   26

                             TELEHUBLINK CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      OCTOBER 28,     JANUARY 29,
                                                                         2000            2000
                                                                     ------------     ------------
                                                                      (Unaudited)
                                    ASSETS

Current Assets:
     Cash and cash equivalents                                       $ 3,469,683      $    26,549
     Accounts receivable, net                                            552,549           44,223
     Amount due from sale of assets                                           --          125,000
     Prepaid expenses and other current assets                           477,472           37,095
                                                                     -----------      -----------
                      Total current assets                             4,499,704          232,867

Property and equipment, net                                            1,177,307          336,645
Intangible assets, net                                                 2,764,806        1,981,793
Other assets                                                              60,620            7,929
                                                                     -----------      -----------
                      Total assets                                   $ 8,502,437      $ 2,559,234
                                                                     ===========      ===========

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                $   808,890      $   213,219
     Accrued expenses                                                    654,819        1,092,087
     Subordinated convertible debentures, at accreted value
       (liquidation value $600,000 at January 29, 2000)                       --          280,300
     Equipment loan                                                      186,395          196,395
     Notes payable to stockholders                                        15,200               --
                                                                     -----------      -----------
                      Total current liabilities                        1,665,304        1,782,001

Deferred rent                                                            212,588               --
                                                                     -----------     ------------
                       Total liabilities                               1,877,892        1,782,001
                                                                     -----------     ------------


Stockholders' Equity:
     Common stock                                                        289,830          237,534
     Additional paid-in capital                                       31,289,949       17,814,241
     Stockholders' notes receivable                                           --           (3,763)
     Deferred compensation                                              (437,059)          (9,600)
     Accumulated deficit                                             (24,518,175)     (17,261,179)
                                                                     -----------      -----------
                      Total stockholders' equity                       6,624,545          777,233
                                                                     -----------      -----------
                      Total liabilities and stockholders' equity     $ 8,502,437      $ 2,559,234
                                                                     ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THIRTEEN WEEKS       THIRTEEN WEEKS         THIRTY-NINE         THIRTY-NINE
                                                       ENDED                ENDED               WEEKS ENDED        WEEKS ENDED
                                                 OCTOBER 28, 2000       OCTOBER 30, 1999     OCTOBER 28, 2000    OCTOBER 30, 1999
                                                                         (As restated,                              (As restated,
                                                                          see note 1)                               see note 1)
                                                   ------------          ------------          ------------        ------------
Revenue                                            $  3,929,353          $    212,043          $  9,227,600        $  1,023,120
Cost of revenue                                       4,211,039               131,215             8,824,871             600,011
                                                   ------------          ------------          ------------        ------------
     Gross profit (loss)                               (281,686)               80,828               402,729             423,109
                                                   ------------          ------------          ------------        ------------
Operating expenses:
  Stock-based charges                                   553,450                81,100             1,168,689           1,880,390
  Research and development                            1,164,475                  --               1,991,075                --
  Selling, general and administrative expenses        1,377,071               708,381             2,845,042           1,121,787
  Operating losses of WEC prior to acquisition             --                  20,135                  --               178,135
  Provision for bad debts                                18,906                  --                 304,922                --
  Depreciation and amortization                         541,224                48,324             1,197,794              80,450
                                                   ------------          ------------          ------------        ------------
     Total operating expenses                         3,655,126               857,940             7,507,522           3,260,762
                                                   ------------          ------------          ------------        ------------
     Operating loss                                  (3,936,812)             (777,112)           (7,104,793)         (2,837,653)

Other income (expense):
  Interest and other income                              60,895                 5,997               210,927               6,694
  Interest expense                                       (2,184)             (145,650)             (354,761)           (170,149)
  Foreign exchange gain (loss)                          (56,716)               (3,970)               (8,369)              9,802
                                                   ------------          ------------          ------------        ------------

     Net loss                                        (3,934,817)             (920,735)           (7,256,996)         (2,991,306)

Charge for pricing modification of warrants                --                    --                    --              (228,800)
                                                   ------------          ------------          ------------        ------------
     Net loss available to common stockholders     $ (3,934,817)             (920,735)         $ (7,256,996)         (3,220,106)
                                                   ============          ============          ============        ============

Basic and diluted net loss per share               $       (.14)         $       (.05)         $       (.27)       $       (.18)
                                                   ============          ============          ============        ============
Weighted average common shares of common
   stock outstanding used in computing basic
   and diluted net loss per share                    28,869,591            18,596,517            27,041,162          18,051,106
                                                   ============          ============          ============        ============


     See accompanying notes to condensed consolidated financial statements.

                             TELEHUBLINK CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   THIRTY-NINE       THIRTY-NINE
                                                                                                   WEEKS ENDED       WEEKS ENDED
                                                                                                   OCTOBER 28,        OCTOBER 30,
                                                                                                       2000              1999
                                                                                                    -----------       -----------
                                                                                                                     (As restated,
                                                                                                                       see note 1)
Cash flows from operating activities:
   Net loss                                                                                         $(7,256,996)       (2,991,306)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                    1,197,794            80,450
     Amortization of debt discount                                                                      319,700           151,000
     Stock-based charges                                                                              1,168,689         1,880,390
     Operating losses of WEC prior to acquisition                                                          --             178,135
     Changes in operating assets and liabilities, net of impact of business acquisitions:
       Accounts receivable                                                                             (110,016)         (287,030)
       Prepaid expenses and other current assets                                                       (432,743)           (1,800)
       Other assets                                                                                     (52,691)           11,690
       Accounts payable                                                                                 503,089           123,595
       Accrued expenses                                                                                (209,252)          148,322
       Other liabilities                                                                                212,588              --
                                                                                                    -----------       -----------
         Net cash used in operating activities                                                       (4,659,838)         (706,554)
                                                                                                    -----------       -----------
Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                                                     310,624          (230,000)
   Proceeds from sale of assets                                                                         125,000              --
   Purchases of client data bases                                                                          --            (104,649)
   Purchases of licenses                                                                               (380,632)
   Purchases of property and equipment                                                                 (929,889)          (71,739)
                                                                                                    -----------       -----------
         Net cash used in investing activities                                                         (874,897)         (406,388)
                                                                                                    -----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                             8,939,132           890,214
   Proceeds from issuance of warrants                                                                    32,787              --
   Proceeds from exercise of stock options                                                               12,187              --
   Proceeds from stockholders' note receivable                                                            3,763              --
   Proceeds from issuance of subordinated convertible debentures                                           --             600,000
   Advances to WEC                                                                                         --            (211,000)
   Repayments from WEC                                                                                     --              32,865
   Proceeds from equipment loan                                                                            --               4,058
   Payments on equipment loan                                                                           (10,000)             --
                                                                                                    -----------       -----------
         Net cash provided by financing activities                                                    8,977,869         1,316,137
                                                                                                    -----------       -----------
   Net increase in cash and cash equivalents                                                          3,443,134           203,195

   Cash and cash equivalents, beginning of period                                                        26,549              --
                                                                                                    -----------       -----------
   Cash and cash equivalents, end of period                                                         $ 3,469,683           203,195
                                                                                                    ===========       ===========
   Supplemental disclosure information:
   Cash paid during the period for interest                                                         $       839             4,199
                                                                                                    ===========       ===========
   Non-cash investing and financing activities:
     Net liabilities assumed on reverse merger with WAW                                             $        --           569,451
                                                                                                    ===========       ===========
     Conversion of subordinated convertible debentures and accrued interest thereon to common stock $   660,000              --
                                                                                                    ===========       ===========
     Conversion of accounts payable to common stock                                                 $   150,000              --
                                                                                                    ===========       ===========
     Debt discount from beneficial conversion feature of subordinated convertible debentures        $        --           600,000
                                                                                                    ===========       ===========
     Charge for pricing modification of warrants                                                    $        --           228,800
                                                                                                    ===========       ===========
Business acquisitions:
      Fair value of assets acquired                                                                 $ 1,934,908           500,900
      Liabilities assumed                                                                              (107,782)             --
      Issuance of common stock                                                                       (2,137,750)         (270,900)
                                                                                                    -----------       -----------
      Cash paid                                                                                         100,000           230,000
      Less cash acquired                                                                                410,624              --
                                                                                                    -----------       -----------
             Cash paid for acquisitions, net of cash acquired                                       $  (310,624)          230,000
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

       The unaudited consolidated condensed financial statements as of and for the the thirteen weeks ended May 1, 1999, twenty-six weeks ended July 31, 1999 and thirty-nine weeks ended October 30, 1999 have been restated to reflect various adjustments to previously reported financial statements and are presented in the Company's amended Form 10-QSB/A as filed on July 24, 2000, August 29, 2000 and November 3, 2000, respectively.

       Operating results for the thirty-nine weeks ended October 28, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year.

       (2)    ACQUISITION OF BUSINESS

       On August 7, 2000, the Company acquired 100% of the issued and outstanding stock of MVP Systems, Inc. ("MVP") for $100,000 in cash, 530,000 shares of its unregistered common stock and 70,000 shares of its registered common stock. MVP is a software and hardware engineering consulting firm specializing in critical applications and programs. The acquisition has been accounted for under the purchase method and, accordingly the results of MVP's operations have been included in the Company's consolidated financial statements from August 7, 2000. The purchase price of approximately $1,878,000 has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values. The Company allocated approximately $650,000 to employment and non-compete agreements, $430,000 to work force in place and $35,000 to goodwill and is amortizing the balances over a three-year period. Prior to the MVP acquisition, during fiscal 2001, the Company paid approximately $386,000 in consulting fees to MVP for research and development services.

       The following unaudited pro forma financial information presents the combined results of operations of the Company and MVP as if the acquisition had occurred as of the beginning of fiscal year 2001 and 2000, after giving effect to certain adjustments, including amortization of intangible assets, elimination of intercompany sales and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MVP constituted a single entity during such periods.

                                          Thirty-nine                       Year ended
                                          weeks ended                       January 29,2000
                                          October 28, 2000
                                          ----------------                  ---------------
                                                             (unaudited)
                                                             (In thousands)
         Revenue                             $10,139                               3,085
                                             ========                             ========
         Net loss available to
         common stockholders                 $(7,177)                             (16,918)
                                             ========                             ========
         Net loss per share                  $  (.26)                                (.92)
                                             ========                             ========

       (3)    PRIVATE PLACEMENT

       On August 14, 2000, the Company completed a private placement sale of 327,869 shares of the Company's unregistered common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787. The warrants expire on March 4, 2005.


       (4)   STOCK OPTION GRANTS

       During the thirteen weeks ended October 28, 2000, the Company granted 300,000 options to certain employees and directors of the Company at an exercise price of $4.00. Of the total options granted 20,000 of the shares became exercisable on October 31, 2000, 160,000 of the shares become exercisable equally by quarter starting December 31, 2000, 70,000 of the shares become exercisable equally on each annual anniversary of the option grant and 50,000 of the shares become exercisable on March 1, 2002.

       On March 10, 2000, the Company granted 150,000 options to an employee of the Company at an exercise price of $4.00. Of the total options granted one third of the shares vested on September 10, 2000, while the remaining two thirds of the options were exercisable on each annual anniversary of the option grant. In connection with the stock option grant, the Company had recorded deferred compensation totaling $1,155,000 representing the difference between the fair value of the unregistered common stock and the exercise price on the date of grant. Subsequently on September 18, 2000, the Company terminated the employee. As a result, the Company reversed the unearned portion of the unrecognized deferred compensation totaling $770,000.

       (5)   EXTENSION OF EXERCISE PERIOD OF REDEEMABLE COMMON STOCK WARRANTS

       On August 9, 2000, the Company's Board of Directors approved an exercise period extension of its publicly redeemable common stock purchase warrants from October 31, 2000 to January 31, 2001. On December 11, 2000, the Company's Board of Directors approved an exercise period extension of its publicly traded redeemable common stock purchase warrants from January 31, 2001 to January 31, 2002.


       (6)   SEGMENT REPORTING

       As of October 28, 2000, the Company's operations are classified in three reportable business segments; secure wireless encryption segment, Internet customer contact service center segment and telecom services segment. The secure wireless encryption segment began in fiscal 2000 and is in its development stage. Research and development costs totaling $1,164,475 for the thirteen-week period ending October 28, 2000 relate solely to the secure wireless encryption segment. The Internet customer service contact center segment began in fiscal 2001 and is also in its development stage. The majority of the Company's revenue is derived from call center teleservices, which are provided through the telecom services segment by the Canadian operating branch. The revenue from the wireless encryption segment relates primarily to consulting services performed by MVP during the period from the acquisition date (August 7, 2000) through October 28, 2000. The following is a tabulation of business segment information for the thirteen weeks ending October 28, 2000 and October 30, 1999:

                                            INTERNET
                                            CUSTOMER
                              SECURE        CONTACT
                             WIRELESS       SERVICE       TELECOM
                            ENCRYPTION      CENTER        SERVICES
                              SEGMENT       SEGMENT       SEGMENT           TOTAL
                            ----------     ----------    ----------      ----------
        OCTOBER 28, 2000
        ----------------
        Revenue            $    229,434            --     3,699,919       3,929,353
        Operating loss       (2,607,400)     (721,621)     (607,791)     (3,936,812)
        Assets                6,603,711       973,946       924,780       8,502,437
        Depreciation and
          amortization          464,284        30,663        46,277         541,224
        Additions to
          long-lived assets   1,423,417       638,108        26,806       2,088,331

        OCTOBER 30, 1999
        ----------------

        Revenue            $         --            --       212,043         212,043
        Operating loss         (643,671)           --      (133,441)       (777,112)
        Assets                  721,539            --       688,339       1,409,878
        Depreciation and
          amortization               --            --        48,324          48,324
        Additions to
          long-lived assets          --            --       416,539         416,339


         GEOGRAPHIC AREA        UNITED
           INFORMATION          STATES             CANADA           TOTAL
       -------------------   ------------         --------       ----------
        OCTOBER 28, 2OOO
        ----------------

        Revenue              $  3,929,353              --         3,929,353
        Long-lived assets       2,587,087        1,355,026        3,942,113

        OCTOBER 30, 1999
        ----------------

        Revenue              $    168,739           43,304          212,043
        Long-lived assets         463,494          334,063          797,557



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

             In February 1999, we acquired the outstanding capital stock of TeleHubLink Corporation, TeleHub, a privately held company organized under the laws of the Province of Ontario, Canada. TeleHub was engaged in the business of providing teleservices to business clients. We acquired all the outstanding capital stock of TeleHub from the TeleHub shareholders in exchange for an aggregate of 13,011,339 shares of our common stock. As a result of this transaction, TeleHub became an operating subsidiary of the Company. In connection with the TeleHub transaction, we changed our corporate name to TeleHubLink Corporation.

             For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The SEC staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair market value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital. As a result of this and other transactions, we restated our quarterly financial statements for the year ended on January 29, 2000. The majority of these transactions are non-cash related valuation items and do not affect the Company's liquidity, cash and operating capabilities. We restated our first, second and third quarter financial statements for our fiscal year 2000 on July 24, 2000, August 24, 2000 and November 3, 2000, respectively.



       OUR BUSINESSES

             We separate our company's function into the following business areas: Wireless Encryption Technology, Internet Customer Contact Service Center and Telecom Services.

       WIRELESS ENCRYPTION

             On January 27, 2000, we acquired the outstanding capital stock of wirelessEncryption.com, Inc., or WEC. WEC is developing, under its trademark, Hornet(TM), formely called iNSECT, a technology that we believe may, if successfully developed, permit ultra-secure communication signal protection and enhanced communication signal recovery. Hornet(TM) is based on advanced cryptographic and mathematical principles and sophisticated signal-processing techniques, for wireless and Internet communications and other data transmission methods. We believe that this technology, if successfully developed, can be embedded in low-cost microchip devices known as application specific integrated circuits, or ASICS, which are used in mobile and hard wired telephones, computers, fax machines, fiber optic transmission devices, and smart cards.

             In April 2000, we announced the completion of the Hornet(TM) Simulator. Our simulator is intended to be used as an engineering and business development tool to demonstrate our wireless encryption technology. The simulation is conducted using two computers that represent sending and receiving parties. The simulation produces a transmission of data, in an advanced compressed, encrypted and "smeared" form, on one computer, and decompresses or "de-smears" on the other computer after authentication. The simulator is expected to be used to analyze what the characteristics and detailed behavior of the ASIC will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time. We believe that our technology may offer a cost effective solution to wireless device manufacturers such as makers of cellular phones. We cannot assure you that we will successfully complete the development and testing of our technology, obtain any patent protection for our technology or that our technology will not infringe the intellectual property rights of others or we will achieve commercial acceptance of our technology.

             In December 2000, we announced the completion of a Field Programmable Gate Array (FPGA) board aimed at securing all voice and data transmissions through wireless devices such as cellular telephones. The FPGA board will be part of an elaborate technology evaluation toolkit, which we intend to use with customers for an in-depth presentation of our Hornet(TM) technology. The FPGA board is an exact hardware-based replica of the content the Company is putting into its planned microchip design. It is built as a fast-turnaround prototype that only differs from the planned actual chip in size and a time scaling factor. In our technology evaluation toolkit, we intend to use the FPGA board as the engine that encrypts and authenticates real-time communications and associated software, which the company expects to have ready in 2001. We expect that this toolkit will allow customers to evaluate the company's technology without having to actually wait for silicon prototypes of the planned microchip.


       INTERNET CUSTOMER CONTACT SERVICE CENTER

             Our Internet Customer Contact Center, called WorldWideAssist, was completed in December 2000 using advanced technology offering traditional voice, voice over Internet protocol, IP, video over IP, chat, e-mail and fax. We offer business clients the opportunity to outsource their customer care functions in a cost-effective manner. Our customer contact center may utilize an integrated mix of traditional call center and e-commerce customer services for our clients that require "customer care." While in the past online consumers were obliged to communicate by phone or e-mail with a Web-based company to obtain responses to inquiries concerning a company's products, new Computer Telephony Integration and Internet Telephony technologies allow consumers to have live interactions via the Internet with sales and technical support personnel. We envision that our customer contact center will be a support facility in which our customer contact representatives will interact with our clients' customers over multiple communications channels, including traditional telephone, fax, e-mail and online voice and data exchange via the Internet.

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

             We believe the Telecom Services business can expand by further providing "content" products to the industry. We plan to continue selling the Triple Gold product that was introduced during the second quarter of fiscal 2001. Triple Gold is a consumer group discount package that permits them to buy goods and services at reduced prices compared to traditional providers throughout North America.

       OUR LONG-TERM STRATEGY

             Our long-term strategy is to migrate to a technology-based company. We intend to develop our wireless encryption technology business while providing cash from the other two business areas, Internet customer care service center and telecom services. This focus would re-direct the primary resources of the Company toward secure wireless encryption technology while attempting to drive cash-flow enhancing operations in the other businesses.

       WIRELESS ENCRYPTION TECHNOLOGY STRATEGY

             We intend to build an infrastructure for the secured wireless encryption business that supports the development of the Hornet(TM) technology. We plan to hire the necessary people to support all functional areas of the business. We plan to subcontract the manufacturing of the ASICs. We also intend to acquire companies that may enhance the internal development of the Hornet(TM) technology including software engineering, cryptography and ASIC architecture.

       INTERNET CUSTOMER CONTACT SERVICE CENTER STRATEGY

             We are offering various services to clients in the emerging electronic commerce service market through our Internet Customer Contact Center or World-Wide Assist business. Worldwide Assist is a new business located in Canada to serve as a Web-based customer contact center, which offers Internet-related inbound/outbound communications services.

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

       OUR MARKETS

           WIRELESS ENCRYPTION TECHNOLOGY

             We believe if this technology is developed, tested, and accepted by the industry, we may be able to offer original equipment manufacturers
       (OEMs) and others a family of low-cost ASICs that may provide security or enhanced signal recovery or both. This may also allow us to license this technology to others on a per-unit royalty basis. We may pursue strategic relationships with wireless hardware manufacturers and companies involved in the development of secured wireless encryption. We may also pursue strategic alliances with manufacturers and other companies through a licensing program using the Hornet(TM) technology.

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

       RECENT FINANCINGS

             In March 2000, we raised $8.1 million through a private placement sale of 2,699,999 shares of our restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share with GE Capital, ZERO.NET, Inc., First Global Ventures LLC and other individuals, including the Company's Chief Executive Officer and its Chairman of the Board, who acquired an aggregate of 116,666 shares of common stock for $350,000. The proceeds are being used for the development of our secured wireless encryption technology, the expansion of the telecom business and developing our business into servicing the Internet customer care market.

             On August 14, 2000, we completed a private placement sale of 327,869 shares of restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

       RESEARCH AND DEVELOPMENT

             The wireless encryption technology, Hornet(TM), is in the development stage. We have made significant cash and non-cash investments in the research and development, and expect that we will be required to continue to make substantial cash investments in our technology. Our focus on the research and development of the Hornet(TM) technology has allowed us to develop our initial working simulator model of the technology.

       RESULTS OF OPERATIONS

       THIRTEEN WEEKS ENDED October 28, 2000 AND OCTOBER, 30 1999

             Revenue for the thirteen weeks ended October 28, 2000 (the "Third Quarter of Fiscal 2001") increased to $3,929,353 from $212,043 for the comparable thirteen-week period ended October 30, 1999 (the "Third Quarter of Fiscal 2000"). The increase was primarily from sales of a new product called "Triple Gold," which was introduced during the Second Quarter of Fiscal 2001. Triple Gold is a consumer discount content package sold through our Canadian operating branch.

             The cost of revenue for the Third Quarter of Fiscal 2001 was 107% of revenue as compared to 62% for the Third Quarter of Fiscal 2000. The increase in cost of revenue was primarily attributable to a shift in business from traditional call center activities to sales of discount packages. These costs include the costs of license royalties, acquiring the content for the product and establishing the distribution channel. During the Third Quarter of Fiscal 2001, sales returns were approximately $1.5 million higher versus the Second Quarter of Fiscal 2001. This increase was caused by returns of certain third quarter sales due to a loss of a credit card offer included in the "Triple Gold" product during the Third Quarter of Fiscal 2001. Despite the sales returns, the Company was obligated to pay certain commissions and royalties, which increased the overall cost of revenue. During the third quarter, the Company entered into a new arrangement with a bank to resume the credit card offer.

             Stock-based charges for the Third Quarter of Fiscal 2001 were $553,450 as compared to $81,100 for the Third Quarter of Fiscal 2000. The stock-based charge for the Third Quarter of Fiscal 2001 represents amortization of deferred compensation in connection with stock option grants to employees and consultants. The increase in stock-based charges results from option grants during the first, second, and Third Quarter of Fiscal 2001.

             Research and development expenses for the Third Quarter of Fiscal 2001 were $1,164,475 as compared to zero for the comparable period in Fiscal 2000. This increase is due to the Company's focus on development of the wireless encryption segment. In the same period for the prior fiscal year, we incurred costs of $20,135 as a result of loans made to WEC prior to our acquisition, which are reported separately on the condensed consolidated statements of operations. WEC was under capitalized and repayment of the loans was in doubt and therefore the loans were expensed.

             Selling, general and administrative expenses ("SG&A") were $1,377,071 in the Third Quarter of Fiscal 2001, as compared to $708,381 for the comparable period in Fiscal 2000. The major increase in SG&A expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and growth of our company. We also experienced increased legal and audit fees resulting from significant efforts to bring our regulatory filings up-to-date. The balance of the increase is related to growth in infrastructure costs. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), consulting fees, travel and promotion, and corporate overhead expenses (including primarily professional fees, insurance and administrative salaries including fringe benefits).

             Depreciation and amortization for the Third Quarter of Fiscal 2001 was $541,224 as compared to $48,324 for the Third Quarter of Fiscal 2000. The increase results primarily from increased amortization relating to additions of intangible assets from business acquisitions and customer lists purchased during the past twelve months. The increase also reflects increased depreciation relating to additions of telecommunications equipment and other equipment added during the past twelve months.

             Interest and other income for the Third Quarter of Fiscal 2001 was $60,895 as compared to $5,997 for the Third Quarter of Fiscal 2000. The increase is primarily due to income from short-term investments in money market funds as a result of cash received through private placement sales of unregistered common stock and warrants to purchase common stock.

             Interest expense for the Third Quarter of Fiscal 2001 was $2,184 as compared to $145,650 for the Third Quarter of Fiscal 2000. This decrease in interest expense is primarily attributable to the Fiscal 2000 non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value was being treated as a debt discount and was being amortized over the one-year term of the subordinated convertible debentures. The debt discount was fully amortized by the Second Quarter of Fiscal 2001.

             The foreign exchange loss for the Third Quarter of Fiscal 2001 was $56,716 as compared to $3,970 for the Third Quarter of Fiscal 2000. The increase is due to an overall increase in Canadian based operations.

             No provision for income taxes has been recorded for the Third Quarter of Fiscal 2001 and the Third Quarter of Fiscal 2000 as the Company has incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

       THIRTY NINE WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

             Revenue for the thirty-nine weeks ended October 28, 2000 increased to $9,227,600 from $1,023,120 for the comparable thirty-nine weeks ended October 30, 1999. The increase was from sales of the new product called "Triple Gold", sold through our Canadian operating branch.

             The cost of revenue for the thirty-nine weeks ended October 28, 2000 was approximately 96% of revenue as compared to approximately 59% for the comparable thirty-nine weeks ended October 30, 1999. The increase in cost of revenue was primarily attributable to a shift in business from traditional call center activities to sales of discount packages. These costs include the cost of license royalties, acquiring the content for the product and establishing the distribution channel. During the Third Quarter of Fiscal 2001, sales returns were approximately $1.5 million higher this quarter versus the Second Quarter of Fiscal 2001. This increase was caused by returns of certain third quarter sales due to a loss of a credit card offer included in the "Triple Gold" during the Third Quarter of Fiscal 2001. Despite the sales returns, the Company was obligated to pay certain commissions and royalties, which increased the overall cost of revenue. During the Third Quarter, the Company entered into a new arrangement with a bank to resume the credit card offer.

             Stock-based charges were $1,168,689 for the thirty-nine weeks ended October 28, 2000 as compared to $1,880,390 for the comparable thirty-nine weeks ended October 30, 1999. The stock-based charge for the thirty-nine weeks ended October 28, 2000 primarily consists of charges recognized in connection with the February 5, 1999 private placement and represents the difference between the fair value of our common stock issued and the cash proceeds received. The stock-based charges recognized for the thirty-nine weeks ended October 28,2000 represents amortization of deferred compensation in connection with stock options granted to employees and consultants.

             Research and development expenses for the thirty-nine weeks ended October 28, 2000 were $1,991,075 as compared to zero for the comparable thirty-nine weeks ended October 30, 1999. This increase is due to our focus on development of the wireless encryption segment. During the thirty-nine week period ended October 30, 1999, we incurred costs of $178,135 as a result of loans made to WEC prior to our acquisition and as reported separately on the condensed consolidated statement of operations. WEC was under capitalized and repayment of the loans was in doubt, therefore the loans were expensed.

             Selling, general and administrative expenses for the thirty-nine weeks ended October 28, 2000 was $2,845,042 as compared to $1,121,787 for the comparable thirty-nine weeks ended October 30, 1999. The major increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and growth of our company. We also experienced increased legal and audit fees resulting from significant efforts to bring our regulatory filings up-to-date. The balance of the increase is related to growth in infrastructure costs. The primary components of SG&A are rent, salaries (including commissions and fringe benefits), professional and consulting fees, travel and promotion, and corporate overhead expenses.

             The provision for bad debts totaling $304,922 for the thirty-nine weeks ended October 28, 2000 primarily includes the write-off of certain receivables with Platinum 2000.

             Depreciation and amortization for the thirty-nine weeks ended October 28, 2000 was $1,197,794 as compared to $80,450 for the comparable thirty-nine weeks ended October 30, 1999. The increase results from increased depreciation relating to additions of telecommunications equipment added during the past twelve months and increased amortization relating to additions of intangible assets from business acquisitions and customer lists purchased during the past twelve months.

             Interest and other income for the thirty-nine weeks ended October 28, 2000 was $210,927 as compared to $6,694 for the thirty-nine weeks ended October 30, 1999. The increase is primarily due to income from short-term investments in money market funds as a result of cash received in March 2000 in connection with the private placement sales of unregistered common stock and warrants to purchase common stock.

             Interest expense for the thirty-nine weeks ended October 28, 2000 was $354,761 as compared to $170,149 for the comparable thirty-nine weeks ended October 30, 1999. This increase in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. The debt discount was fully amortized by the Second Quarter of Fiscal 2001. The total amortization of the debt discount was $319,700 for the thirty-nine weeks ended October 28, 2000 and $151,000 for the thirty-nine weeks ended October 30, 1999.

             No provision for income taxes has been recorded for the thirty-nine weeks ended October 28, 2000 or in the comparable thirty-nine weeks ended October 30, 1999 as we incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.



       LIQUIDITY AND CAPITAL RESOURCES

             Since inception (July 31, 1998), we financed operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of subordinated convertible debentures and an equipment loan borrowing. At October 28, 2000, we had cash and cash equivalents of $3,469,683 and a working capital of $2,834,400. At January 29, 2000, we had cash and cash equivalents of $26,549 and working capital deficit of $1,549,134. The increase in cash and cash equivalents is primarily attributable to cash proceeds from two private placements during the First and Third Quarters of Fiscal 2001.

             In March 2000, we raised $8.1 million through a private placement sale of 2,699,999 shares of common stock and the issuance of warrants to purchase up to 2,699,999 shares of common stock.

             In July 2000, we received notice from the holders of the subordinated convertible debentures that they had chosen to convert the debt and accrued interest to shares of our common stock. As a result, we issued 1,320,000 shares of common stock and 1,200,000 warrants at an exercise price of $2.00 per warrant. The accompanying condensed consolidated balance sheet reflects the conversion of subordinated convertible debentures and issuance of common stock. This conversion of the subordinated convertible debentures has substantially reduced our outstanding debt.

             On August 14, 2000, we completed a private placement sale of 327,869 shares of the Company's restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

             Since our inception, we experienced net losses from operations and, as of October 28, 2000 had an accumulated deficit of $24,518,175. A large portion of this accumulated deficit is related to non-cash stock based charges related to issuances of our common stock and stock options. We expect to incur substantial additional expenses resulting in losses at least through the period ending January 27, 2001 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and Internet customer care business.

             The Company believes it currently has cash available for operations to continue through March 2001. The Company is currently evaluating financing options and is attempting to raise additional capital necessary to develop WEC and other areas of operations. If the Company is unsuccessful in raising additional capital, it intends to significantly reduce operations and development of WEC. There can be no assurance that the Company will be successful in obtaining additional capital on terms and conditions satisfactory to management.

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

       RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

             In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (the "Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). This Interpretation clarifies the application of APB No. 25 for only certain issues, which include, among others, (i) definition of an employee for purposes of applying APB No. 25, (ii) criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences for various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation covers specific events that occur after December 15, 1998 or January 12, 2000. The adoption of the interpretation did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

             Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

             The Internet Customer Care center, located in Montreal, opened in December 2000 may be unable to: secure contracts with clients or generate revenues under any such contracts it does secure; successfully develop and utilize its acquired infrastructure and develop databases to perform for our clients; successfully implement marketing and sales methods for its services; acquire and implement quality telecommunications and computer technology and equipment and end user database and software products necessary for our operations; correspond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis; all of which could have a material adverse effect on our future financial condition, operations, results and cash flow.

             Our inability to obtain adequate local or long distance telephone service, for our Montreal call center or our Internet customer care center or any interruption in such service or rate increases relating thereto, could materially adversely affect our future cash flows, results of operations and financial condition.

             We may be unable to successfully complete the development of our secure wireless encryption technology, thereby being unable to produce products to successfully provide a business.

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


       ITEM 2.  CHANGES IN SECURITIES

             In January 2000, we acquired, in a private transaction, all the issued and outstanding shares of capital stock of wirelessEncryption.com, Inc. in exchange for 5,000,000 shares of the Company's unregistered common stock.

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

             In July 2000, we received notice from the holders of the subordinated convertible debentures that they have chosen to convert the debt and accrued interest to shares of our common stock. As a result, we issued 1,320,000 shares of common stock and issue 1,200,000 warrants at an exercise price of $2.00 per warrant. The accompanying condensed consolidated balance sheet reflects the conversion of subordinated convertible debentures and issuance of common stock.

             On August 14, 2000, we completed a private placement sale of 327,869 shares of the Company's restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

             During the Quarter ended October 28, 2000, we granted 300,000 options at exercise prices of $4.00 per share to employees.

             On August 3, 2000, we issued 150,000 shares of unregistered common stock for legal services performed relating to the February 1999 reverse merger.

             On August 7, 2000, we acquired, in a private transaction 100% of the membership interests in MVP Systems, Inc. for 530,000 shares of unregistered common stock and 70,000 shares of registered common stock.

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

         27       Financial Data Schedule (For SEC Use Only)


       (b) Reports on Form 8-K:

       We filed with the Securities and Exchange Commission on August 16, 2000 a Current Report on Form 8-K regarding the consummation of the acquisition by the Company of all the issued and outstanding stock of MVP Systems, Inc., a California corporation. The Company filed an amended Form 8-K on October 23, 2000 and October 24, 2000 concerning the MVP Systems, Inc. acquisition reported previously on Form 8-K filed on August 16, 2000 to include the audited financial statements of MVP as well as pro forma financial statements which are required to be filed.

                                   SIGNATURES

       In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TeleHubLink Corporation

       Date:  December 12, 2000          By: /s/ BRUCE W. YOUNG
                                          ----------------------------------
                                          Bruce W. Young
                                          Chief Executive Officer and President

       Date:  December 12, 2000          By: /s/ DOUGLAS A. MILLER
                                          ----------------------------------
                                          Douglas A. Miller
                                          Vice President of Finance
                                          (Principal Financial and Accounting
                                          Officer)