Form 10-K
period 2001-01-27
TELEHUBLINK CORP
filed 2001-04-30
CIK 931073

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                  FORM 10-KSB

(Mark One)
  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the fiscal year ended January 27, 2001

  [_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (NO FEE REQUIRED) For the transition period     to

                         Commission File Number 0-25002

                            TeleHubLink Corporation
          (Name of small business issuer as specified in its charter)

                Delaware                               59-3200879
                                          (I.R.S. EmployerIdentification No.)
    (State or other jurisdiction of
     incorporation or organization)

          One Technology Drive                           01810
              Andover, MA                              (Zip Code)
    (Address of principal executive
                offices)

                   Issuer's telephone number: (978) 682-1600

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

   Title of Each Class Registered:

               Common Stock, par value $.01:
        Redeemable Warrants, each to purchase one share of Common Stock

   Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Issuer's revenues for its most recent fiscal year: $10,569,012

   The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the price the stock closed at on April 25, 2001) was approximately $15,995,636.

   The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of April 25, 2001 were 29,082,975.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

   Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TELEHUBLINK CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                                    for the
                       FISCAL YEAR ENDED JANUARY 27, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    ITEM 1.  DESCRIPTION OF BUSINESS....................................     1
    ITEM 2.  DESCRIPTION OF PROPERTIES..................................    13
    ITEM 3.  LEGAL PROCEEDINGS..........................................    13
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    14

 PART II
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...    15
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS.................................................    16
    ITEM 7.  FINANCIAL STATEMENTS.......................................    28
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    28

 PART III
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ACT........................................................    29
    ITEM 10. EXECUTIVE COMPENSATION.....................................    31
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    37
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    38
    ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.....................    39

                                    PART I.

Item 1. DESCRIPTION OF BUSINESS

Background

   TeleHubLink Corporation, formerly known as What A World!, Inc. ("WAW"), was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, we operated as a mall-based specialty retailer. In May 1997, we sold substantially all of our assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities. The completion of this sale terminated our active operations, and for the period May 1997 through February 3, 1999, we sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination.

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

   For accounting purposes, this transaction was been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The Securities and Exchange Commission ("SEC") staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair market value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of combined enterprise from the date of acquisition. In addition, the 1999 financial statements have been retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 have been charged directly to paid-in capital.

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

Overview

   Our current operations effectively commenced upon the formation of Tele Hub Link Corporation in July 1998. We separate our company's function into the following business areas: Wireless Encryption Technology, Internet Customer Contact Service Center and Telecom Services.

 Wireless Encryption Technology

   In January 2000, we acquired all the issued and outstanding shares of capital stock of wirelessEncryption.com, Inc. ("WEC") in exchange for 5,000,000 shares of our unregistered common stock with a value of $14.5 million. The company's former chairman, Stanley Young, who co-founded WEC, is a principal shareholder of the company and was a principal shareholder of WEC. WEC is developing, under its trademark, Hornet(TM), formerly called iNSECT, a technology, which we believe, may, if successfully developed, permit ultra-secure communication signal protection and enhanced communication signal recovery. Hornet(TM) is based on advanced cryptographic and mathematical principles and sophisticated signal processing techniques, for wireless and Internet communications and other data transmission methods. We believe that this technology, if successfully developed, can be embedded in low-cost microchip devices known as application specific integrated circuits, or ASICs, which are used in mobile and hard wired telephones, computers, fax machines, fiber optic transmission devices, and smart cards. The simulation of our Hornet(TM) technology is conducted using two computers that represent sending and receiving parties. The simulation produces a transmission of data, in an advanced compressed, encrypted and "smeared" form, on one computer, and decompresses or "de-smears" on the other computer after authentication. The simulator is expected to be used to analyze what the characteristics and detailed behavior of the ASIC will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time. We believe that our technology may offer a cost effective solution to wireless device manufacturers such as cellular phones manufacturers. Some competitive technology solutions are not from transmission to reception. They may be secured from the signal to the nearest tower but may be unsecured from any point in the transmission thereafter or to the receiver.

   In March 2000, we acquired all the outstanding equity of COMSEC Solutions, LLC, a technology-consulting firm with expertise in the fields of encryption, authentication and Web and e-commerce security. We believe that the acquisition of COMSEC and the hiring of its founder and sole stockholder, as our Vice President of Cryptography, will enhance our internal technical team developing our Hornet(TM) technology. We believe that this acquisition brings additional talent with the technical expertise needed for our wireless encryption technology business.

   In April 2000, we announced the completion of the Hornet(TM), formerly called iNSECT, simulator. Our simulator is intended to be used as an engineering and business development tool to demonstrate the Hornet(TM) wireless encryption technology. We believe if this technology is developed, tested, and accepted by the industry, we may be able to offer original equipment manufacturers (OEM's) and others a family of low-cost ASICs that may provide security or enhanced signal recovery or both. This may also allow us to license this technology to others on a per-unit royalty basis. The company intends to subcontract the manufacture of ASICs to existing manufacturing companies. This microchip may allow us to license the use of the Hornet(TM) technology to third parties.

   On June 20, 2000, the company entered into a license agreement with Improv Systems, Inc. ("Improv") for the use of Improv's Jazz PSA(TM) configurable very-long-instruction-word, (VLIW), multiprocessor hardware architecture and design tools. In connection with the agreement, the company paid an initial license fee of $350,000.

   On August 7, 2000, the company acquired 100% of the issued and outstanding stock of MVP Systems, Inc. ("MVP") for $100,000 in cash, 530,000 shares of its unregistered common stock and 70,000 shares of its common stock. MVP is a software and hardware engineering consulting firm specializing in critical applications and programs. Prior to the MVP acquisition, during fiscal 2001, the Company paid approximately $386,000 in consulting fees to MVP for research and development services. The Company believes the acquisition of MVP's engineers will enhance our internal technical team developing our Hornet(TM) technology.

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

   In January 2001, we signed an agreement with IBM for the design and prototyping of our secure communications Application Specific Integrated Circuit (ASIC) microchips called Hornet(TM). Under this agreement we have selected IBM to assist with the design and prototyping of the Hornet(TM) cryptographic ASICs. IBM intends to manufacture our microchips using its advanced SA-27E process technology. The agreement expires on December 5, 2003 and the estimated non-recurring engineering services will be approximately $400,000. The agreement contains cancellation charges if we should inform IBM that we are requesting IBM to cancel all work under the agreement.

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

 Internet Customer Contact Service Center and Telecom Services

Internet Customer Contact Service Center

   In December 2000, we completed our Internet Customer Contact Center in which we plan to consolidate existing technology offering traditional voice, voice over Internet Protocol (IP), video IP, chat, e-mail and fax. The company plans to offer business clients the opportunity to outsource their customer care functions in a cost-effective manner. Our customer contact center may utilize an integrated mix of traditional call center and e-commerce customer services for our clients that require "customer care." In the past online consumers were obliged to communicate by phone or e-mail with a Web-based company to obtain responses to inquiries concerning a company's products. New computer telephony integration and Internet telephony technologies allow consumers to have live interactions via the Internet with sales and technical support personnel. We envision that our customer contact center will be a support facility in which our customer contact representatives will interact with our clients' customers over multiple communications channels, including traditional telephone, fax, e-mail and online voice and data exchange via the Internet.

   The customer contact center's services will consist of traditional outbound teleservices, such as customer satisfaction and preference surveys; direct selling marketing, client relationship programs and traditional Internet-related inbound telecommunications services. Other services involve responses to a variety of customer requests, including inquiries, billing questions, complaints, direct mail response, order processing and technical support.

Telecom Services

   Our Telecom Services business is a multi-station call center located in Montreal, Canada. Telecom services are provided through facilities known as call centers. Call centers establish the direct communication by telephone of information to, and from, current and prospective customers of the call center's business clients. Generally, the teleservices provided by call centers provide call center-initiated, or "outbound," teleservices and responding to, and managing, customer-initiated, or "inbound," calls. Outbound teleservices consist primarily of direct marketing and sales activities initiated on behalf of a call center's business clients. Inbound teleservices consist of the processing of incoming phone calls, often placed by customers using toll-free telephone numbers, for product or service orders, customer inquiries and other consumer applications and customer and technical service. Call campaigns provided by call centers involve outbound and/or inbound calling programs that follow prepared scripts targeted at specific markets or customers previously determined by the call center business clients.

   We believe the telecom services business can expand by further providing "content" products to the industry. We plan to further develop and sell group discount packages through teleservices companies that will, if successful, permit consumers to buy goods and services at reduced prices.

   On May 1, 2000, the company entered into a license agreement with Gator Marketing Concepts, Inc. for the use of its system and trademarks for a new product called "Triple Gold." Triple Gold is a group discount package that permits consumers to buy goods and services at reduced prices over traditional providers throughout North America. The agreement term terminates in February 2002 and calls for a guaranteed royalty payment of approximately $350,000 during the initial eight months of the agreement. This agreement was modified in December 2000, which eliminated any further payments under the prior agreement. In December 2000 we entered into a license agreement with Gator Marketing Concepts, Inc. for the use of its systems and trademarks for a new product called "Titanium". The modified agreement required the Company to issue 100,000 shares of its common stock to Gator. The value of the license agreement was $175,000, as determined by the quoted market price of the common stock on the date of the agreement.

Business Strategy

 Wireless Encryption Technology

   Our long-term strategy is to achieve broad market acceptance in North America and worldwide for our Hornet(TM) wireless encryption technology, as a distributed trust platform for most wireless devices, computers, data storage devices (magnetic, optical disk and tape drives), related high-speed Internet access devices (excluding DSL and cable modems), personal digital assistants and the entertainment industry. We intend to do this for live voice, audio, video and data applications. To achieve this goal, we plan to complete the development of our Hornet(TM) technology and begin testing our simulator of this technology in certain areas of the marketplace. We may pursue strategic relationships with wireless hardware manufacturers and companies involved in the development of wireless encryption technologies. We may also pursue strategic alliances with manufacturers and other companies through a licensing program using the Hornet(TM) technology. We have focused on the research and development of the Hornet(TM) technology that allowed us to develop a set of working simulator models of the technology. These simulators may be used to analyze what characteristics and detailed behavior of our ASICs will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time.

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

 Internet Customer Care Services and Telecom Services

   We plan to provide comprehensive client solutions using telecommunications to facilitate our business clients' objectives. We will focus on developing relationships with clients and strategic partners. Through the combination of our inbound teleservices and traditional outbound teleservices and developing Internet-related telecommunication channels, we intend to provide our clients with a multi-service customer contact center or "HUB" that will link clients with their ultimate customers and other organizations across various complementary industries. The success of our "HUB" concept will be largely dependent on our ability to secure contracts and relationships with complementary customers and strategic partners, including marketing, sales and financial organizations.

   Another part of our strategy is to expand our telecom services by providing content products to consumers through selected telecom call center clients. We are restructuring the existing call center in Montreal to support our existing business clients, new customers and expand into providing content to traditional North American teleservicing companies. We are in the process of a transition from the traditional call center approach to an Internet Customer Contact Center, which will service Internet clients. We completed the development of an Internet customer contact center in December 2000.

Markets and Industry Background

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

   This simple observation, in conjunction with the fact that in a typical communication session nowadays the source of transmission or its destination or both, may be actually moving from place to place, makes the security concern of pressing urgency and relevance. The personal computer (PC) in the early 1980's liberated the typical information technology user from the traditional enterprise mainframe-powered data-information center. The explosive growth of the cellular telephone industry and the Internet have liberated the many consumers from being obliged to operate from the vicinity of the telephone-jack and from a specific location next to the wall. People now can move around and conduct their businesses or lives with unprecedented mobility, ease and comfort. We believe mobility is established but communications security remains of the highest concern, except for the most mundane of applications like securing a credit card number when ordering something, or when issuing an instruction to one's broker to sell or buy specific shares. This amounts to security for communications of only a few sent bits and bytes of information. On the other side, we believe that our Hornet(TM) wireless technology may provide a powerful solution for businesses, government, and consumers seeking security for their real-life heavy-content voice, audio, video and data transmissions.

   If we successfully complete our Hornet(TM) wireless technology, we plan to have a variety of microchips (ASICs) which may be designed to specifically offer four fundamental advantages simultaneously. These four characteristics are the cornerstone of our Hornet(TM) technology:

     1. end-to-end security based on encryption and authentication,

     2. capabilities of operation at very high (broadband) speeds,

     3. significantly improved quality of reception, and

     4. low-cost.

   Our ASIC's are planned to provide security by implementing, among other things, some mathematically very robust and fast encryption techniques, which are realized over two different layers of powerful cryptography. First, our Hornet(TM) ASICs are planned to use symmetric key cryptography to actually encrypt the communications content. Second, these ASICs may be designed to utilize two different techniques; one is known as Diffie-Hellman and another one is the elliptic curve cryptography (ECC) realm, and more specifically the ECC-DH and EC-DSA algorithms.

   Before explaining what the Hornet(TM) technology's unique characteristics are though, some fundamental descriptions are necessary.

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

   We said earlier that we plan to develop our Hornet(TM) technology that may use two super posed layers of cryptography; symmetric key cryptography and Diffie-Hellman or the elliptic curve cryptography (ECC).

     (a) On the bottom layer, right at the traffic level, our Hornet(TM) ASICs are expected to use symmetric key cryptography to actually encrypt the communications content, which for all practical purposes is considered as digital data. This is so, because voice, audio and video communications nowadays are nothing else than the transmission of bits from the digitized voice, sound and video. The traffic encryption is done using actual data encryption keys of 198 or 256 bits, and these encryption keys change automatically and transparently for the user and in complete synchronization between transmitter and receiver every few micro or milliseconds. This may happen in a very randomized non-periodic sequence and frequency, which is unique and different each and every time a user initiates a new communications session with another party. These symmetric encryption keys will be generated simultaneously by the transmitting and receiving ASICs. This is based on industry tried and tested, powerful, robust and essentially irreversible mathematical mechanisms like the secure hashing function (SHA) which is designed by the National Security Agency
  (NSA). We believe there is no known way that an attacker can use to reverse the process, discover the actual keys and proceed with decrypting the secured session. Even if accidentally an attacker happens to discover by chance one of these keys they cannot discover any other key, as the key will soon change and the attacker may only get a glimpse of a few milliseconds or thousandths of a second of plaintext traffic. The attacker may barely get enough information to even know what vowel or consonant was being uttered if any at all, much less to decipher a meaningful part of a communications session.

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

   We believe the success of our Internet customer care and telecom services will depend upon our ability to provide the level and quality of services our business clients need. We expect to develop a competitive advantage by providing value-added services, which may generate business. Presently, we do not have any long-term agreements and cannot assure you that we will receive any long-term agreements or binding commitments pertaining to our telecom services business. To date, there are no contracts with customers in place in the Internet Customer Contact Service unit.

Competition

 Wireless Encryption Technology

   The security encryption industry is a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Other companies in this industry have greater financial and technical resources, greater name recognition and more extensive customer bases that provide them with a substantial advantage over us.

   Our Hornet(TM) technology, if successfully developed and commercialized, could compete with the existing encryption companies who use either current technologies like the Diffie-Hellman cryptographic key exchange, or technology that cannot address the high-speed requirements of the coming broadband multimedia networks.

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

   We expect to be subject to competition from producers of software based unlocking systems or possibly expensive hardware-based controllers as compared to our hardware technology. One of our significant competitors would be RSA Data Security ("RSA"), which recently announced its intention to begin supplying systems software for security management. Some of our other significant voice/data security competitors would include Certicom Corporation ("Certicom") and WatchGuard Technologies.

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

   The customer communications industry, which includes traditional call centers and interactive customer contact centers, is extremely competitive and highly fragmented. Our competitors range in size from very small private companies, offering special applications or short-term projects, to very large public companies and the in-house operations of potential clients. Currently, our Canadian competitors include Vox Data Inc., the Equinox Group, Sodema and Transcontinental Technologies Inc. Large U.S. independent customer service companies such as APAC TeleServices Inc., Electronic Data Systems, MATRIXX Marketing Inc., SITEL Corporation, Stream International Holdings Inc., Sykes Enterprises Inc., USA Networks, West Corporation and Protocol Communications, Inc., may also exert intense competitive pressure on us in the U.S. market. In addition, some of these large teleservice companies have recently opened or acquired interactive customer contact centers in Canada and may offer increasing competition as their Canadian presence grows. Providers of other forms of advertising and marketing media, such as direct mail, television, radio and online services, also offer us varying degrees of competition. We compete with the internal marketing capabilities of our own potential business clients. These business clients have their own significant internal teleservice, marketing and sales capabilities.

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

Intellectual Property

   With respect to our Hornet(TM) wireless encryption technology, telecommunications encryption and signal recovery enhancement technology, we currently depend substantially on our proprietary information. In order to protect our proprietary information, we presently and/or in the future will rely on a combination of patents, copyrights, trademarks, trade secrets, employee and third-party non-disclosure agreements, technical measures and other methods to protect our proposed products and other proprietary information and know-how. With respect to licenses of our technology to third parties, we presently and/or in the future expect to rely on license agreements with any potential licensees of our technology, which would contain non-disclosure provisions.

   On April 9, 2001, we filed with the United States Patent and Trademark Office a provisional patent regarding our wireless encryption technology. In the future, we plan to file several patent applications with the United States Patent and Trademark Office, as well as in foreign countries, for protecting our technological innovations in selected markets globally. Obtaining patent protection for one or more products, however, may require the expenditure of substantial resources. In particular, we expect to expend substantial resources on attorney fees and administrative costs for patent application preparation and prosecution. The period of time between the filing of a patent application and the issuance of a patent can be several years. In some circumstances, the rapid pace of technological advancements can render the subject matter of an earlier filed patent application obsolete before the patent application can be prosecuted to issuance. After a patent is issued, the patent holder has the exclusive right to stop others from making, using, selling, or offering for sale the claimed invention for 20 years from the date of filing the patent application in the U.S. In enforcing these exclusive rights by the patent holder, potential infringers can challenge the validity of the patent for numerous reasons.

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

Government Regulation

   Our Hornet(TM) technology may be controlled under various United States export control laws and regulations and may require export licenses for certain exports outside of the United States and Canada. We have not applied for any export license from the U.S. Department of Commerce for the sale and export of our proprietary technology.

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

   From time to time, bills are introduced in the U.S. Congress, which, if enacted, could regulate the use of credit information. In addition, legislation could be introduced in the future with respect to the use of the Internet, including regulations relating to its use in connection with customer care and service. We cannot predict whether any of these types of legislation will be enacted and what effect, if any, it would have on the customer communications industry or us.

   The industries served or proposed to be served by us are also subject to varying degrees of government regulation. We generally require clients to indemnify us against claims and expenses arising with respect to services we perform on their behalf. To date, we have not been held responsible for regulatory noncompliance by a client.

Employees

   As of January 27, 2001, we employed 60 full-time persons, including 3 in sales and marketing, 6 in administration, 11 in technology and information systems and 40 call center representatives (including 10 supervisors). We currently hire our call center representatives as employees on a required basis predicated by our volume of business. We have 14 employees in our wireless encryption business, 26 employees in our telecom business and 14 employees in our Internet customer contact service center. None of the company's employees are represented by a labor union and there have been no work stoppages since inception.

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

   On June 5, 2000, we entered into a seven year lease with Clic Properties Inc., Regina, Saskatchewan, Canada, at 300 Leo Parsieau, Suite 1700, Montreal, Quebec, H2W2P4 for approximately 15,200 square feet, which is used for our Internet Customer Contact Center. The monthly rental expense is approximately $16,300.

   On June 15, 2000, we entered into a three year lease with Harry G. Linah, Jr. of South Middleton Township, Cumberland County, Pennsylvania, for approximately 3,500 square feet, which was used for our Cryptographic engineering group in Carlisle, Pennsylvania. The monthly rental charge is approximately $2,600. The company closed this facility and consolidated this technology development into the Marlboro, Massachusetts office. The Company is actively trying to sub-let this office space to another outside party.

   On August 7, 2000, the company acquired MVP Systems, Inc. MVP has an existing lease for approximately 800 square feet, which is used for our technology software office. The monthly rental costs approximately $1,900 with a month-to-month lease term.

   On September 5, 2000, the company entered into a lease with Acumen Preferred Properties, LLC of Summit Place, Marlboro, Massachusetts, for approximately 4,200 square feet, which is used for our technology division. The monthly rental costs approximately $7,700 and the lease expires on August 31, 2003.

   On December 15, 2000, the company entered into a lease with B.C.I.A. New England Holdings LLC c/o Boston Capital Institutional Advisors LLC at One Boston Place, Boston, Massachusetts 02108, for approximately 5,600 square feet which is being used for the company's corporate office in Andover, Massachusetts. The monthly rental costs approximately $14,000 and the lease expires on December 15, 2005.

Item 3. Legal Proceedings

   During fiscal 2001, the New York Attorney General's Office ("AG") initiated an investigation into the acts and practices of the Company and others including the sale of benefits packages to the public, and particularly, components of those packages that allegedly offered credit-related services.

   On April 20,2001, TeleHubLink became aware through a press release and newspaper articles that the New York Attorney General had filed suit against its Canadian operation for selling benefit packages to residents of New York State. The company has not received any copy of the lawsuit. The company believes that the sale of benefits packages by its Canadian operation complies with the law and the company vigorously denies that it has done anything wrong in its business operations. Furthermore, it has a refund policy which allows anyone who wants their money back to get a full refund with no questions asked within a specified period. The company has engaged counsel to defend this action.

   The company is named as a defendant in a matter entitled First American Payment Processing, an Arizona corporation v. Platinum 2000, a Canadian corporation; TeleHubLink Corporation, a Delaware corporation, No. CIV 00-1130-PHX-ROS. In the United States District Court for the District of Arizona. This is an action which alleges breach of an exclusive services agreement entered into by Platinum 2000 and First American Payment Processing ("FAPP"). The action seeks recovery of $1.3 million. The company filed a motion to dismiss the complaint; however, the motion was denied by the court. On February 23, 2001, the company filed an answer to FAPP's complaint denying the material allegations and asserting various affirmative defenses. At this time, no trial date has been set. At the present stage, it is not possible to evaluate the likelihood of any unfavorable outcome or the amount or range of potential loss, if any, which may be experienced by the company. Management intends to contest the case vigorously and believes it has no liability in this matter.

   On April 19, 2001, a summons and verified complaint was served on the company in a matter entitled The Rasky/Baerlein Group, Inc., plaintiff v. Telehublink Corporation, Bruce Young and Stanley Young, defendants, in the Commonwealth of Massachusetts Superior Court Department of the Trial Court. The matter relates to a dispute with a public relations firm, regarding the payment of fees claimed to be owed to the plaintiff. The complaint alleges damages for past due cash compensation of $22,349.10, consequential damages of $950,000, interest, costs, fees and treble damages. The company intends to vigorously defend itself and assert appropriate defenses and claims. The company believes it has no liability in this matter.

   The company is also involved in other legal proceedings, and claims arising in the ordinary course of business. The company does not believe any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of the company's security holders during the fourth quarter of the fiscal year ending January 27, 2001.

                                    PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

 A. Market Information

   The following table sets forth, for the periods indicated, the range of high and low closing sales prices for the common stock on the Over-the-Counter Bulletin Board ("OTC-BB"). During fiscal 1999 and prior to the TeleHub transaction, the company's common stock traded under the symbol "WHAT" on the OTC-BB system maintained by the National Association of Securities Dealers ("NASD") or in the over-the-counter "pink sheets". Subsequent to the TeleHub Transaction, the company changed its symbol to "THLC" from "WHAT."

                                                                Closing Bid
                                                              ----------------
   For the Fiscal Year Ended January 30, 1999                   High     Low
   ------------------------------------------                 -------- -------
   First Quarter (February 1 through May 2, 1998)............ $ 0.3750 $0.2500
   Second Quarter (May 3 through August 1, 1998)............. $ 0.3125 $0.2500
   Third Quarter (August 2 through October 31, 1998)......... $ 0.3125 $0.1536
   Fourth Quarter (November 1, 1998 through January 30,
    1999).................................................... $ 0.3750 $0.1536

                                                                Closing Bid
                                                              ----------------
   For the Fiscal Year Ended January 29, 2000                   High     Low
   ------------------------------------------                 -------- -------
   First Quarter (January 31 through May 1, 1999)............ $ 0.8125 $0.3750
   Second Quarter (May 2 through July 31, 1999).............. $ 2.0625 $0.5000
   Third Quarter (August 1 through October 30, 1999)......... $ 1.8125 $0.9375
   Fourth Quarter (October 31, 1999 through January 29,
    2000).................................................... $ 3.5625 $0.8750

                                                                Closing Bid
                                                              ----------------
   For the Fiscal Year Ended January 27, 2001                   High     Low
   ------------------------------------------                 -------- -------
   First Quarter (January 31 through April 29, 2000)......... $19.0000 $2.8125
   Second Quarter (May 1 through July 29, 2000).............. $ 6.0000 $3.3750
   Third Quarter (July 30 through October 28, 2000).......... $ 6.1250 $3.0625
   Fourth Quarter (October 29, 2000 through January 27,
    2001).................................................... $ 4.4375 $1.1250

   For the Fiscal year ending January 26, 2002
   -------------------------------------------
   First Quarter (January 28, 2001 through April 25, 2001)... $ 2.2812 $0.5500

   The prices set forth above reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions and were provided and were provided by consultation with the NASD composite feed or other qualified quotation medium.

 B. Holders

   As of April 25, 2001 the company had outstanding 29,082,975 shares of common stock owned by approximately 175 holders of record, and 1,150,000 public warrants owned by approximately 8 holders of record. At that date, the closing price of the common stock was $0.55 per share.

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

Recent Sales of Unregistered Securities

   On December 12, 2000, the company entered into a two-year license agreement with Gator Marketing pursuant to which 100,000 shares of the company's common stock were issued by the company and the investor had full access to information relating to the company, and was sophisticated in that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. In addition, the above-referenced securities bear appropriate restrictive legends. In connection with this issuance, the company relied on the exemption from registration offered by
Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

   The following discussion relates to a comparison of the Company's operations for the years ended January 27, 2001 and January 29, 2000.

   For the twelve months ended January 27, 2001 ("fiscal 2001") and January 29, 2000 ("fiscal 2000"), revenues were $10,569,012 and $1,151,827, respectively.
Of total revenues, approximately 95% and 100% were derived from our Telecom Services segment in fiscal 2001 and fiscal 2000, respectively. The revenue growth in fiscal 2001 as compared to fiscal 2000 can be attributed to the introduction of group discount package sales to clientele primarily in the U.S. markets. The packages include the Triple Gold group discount package introduced in the second quarter of fiscal 2001 and the Titanium group discount package introduced in the fourth quarter of fiscal 2001. Sales in the second and third quarter of fiscal 2001 represent approximately 84% of total fiscal 2001 revenues. We had a substantial decline in demand for our products from the Telecom Services in the fourth quarter of 2001 due to the loss of business from our largest customer who represented approximately 75% of our revenue in fiscal 2001. The loss of our largest customer will continue to reduce our revenues in the future until additional customers can be obtained. However, we can not assure you that new customers can be obtained in the near future to reduce the impact of the decline in revenue. Fiscal 2000 revenues were primarily derived from traditional inbound and outbound teleservices in the Telecom Services segment. We have not yet derived revenue from our Internet customer contact service center.

   Cost of sales for fiscal 2001 and fiscal 2000 were $10,521,812 and $795,798, respectively. Gross profit as a percentage of sales were 0.4% in fiscal 2001 as compared to 31% in fiscal 2000. The increase in cost of revenue was primarily attributable to a shift in business from traditional call center activities to sales of discount packages. These costs for fiscal 2001 are primarily comprised of license royalties, costs to acquire the content for the product and costs incurred to establish the distribution channel. Sales of the discount packages inherently result in a lower gross profit margins than traditional teleservices. In addition, return rates increased in the third quarter of fiscal 2001. Despite the sales returns, the Company was obligated to pay certain commissions and royalties, which increased the overall cost of revenue.

   Research and development costs were $3,741,380 and $3,404,550 in fiscal 2001 and fiscal 2000 respectively. Research and development costs include $43,800 and $3,259,700 in stock-based charges in fiscal 2001 and 2000 respectively. The stock-based charges include compensation expense incurred for personnel working within our Wireless Encryption Technology segment. The decrease in stock based charges was due to a significant non-cash stock-based charge in fiscal 2000 of $3,259,700 relating to the issuance of common stock to the Company's Chief Technology Officer in connection with the January 2000 acquisition of WEC. Research and development also includes other expenses incurred in the development of the Hornet(TM) wireless encryption technology. Significant development initiatives were undertaken in fiscal 2001 which have led to the agreement with IBM for the design and prototyping of our secure communications Application Specific Integrated Circuit (ASIC) microchips called Hornet(TM). Research and development costs include the costs associated with COMSEC and MVP. Both COMSEC and MVP were acquired in fiscal 2001 to enhance our secure wireless encryption development.

   Selling, general and administrative expenses were $6,429,879 in fiscal 2001 as compared to $12,742,159 in fiscal 2000. The major decrease in selling, general and administrative expenses was attributable to the decrease in non-cash stock-based charges from $10,866,878 in fiscal 2000 to $1,554,428 in fiscal 2001. The non-cash stock based charges in fiscal 2000 are the result of the non-cash stock-based charge for promoter fees, compensation costs and financing costs in connection with the issuance of the Company's common stock and stock options at below fair value. The non-cash stock based charges in fiscal 2001 are the result of compensation expense recognized in connection with stock options to employees and third-party consultants. The decrease in selling, general and administrative expenses is partially offset by an overall increase in costs relating to increases in personnel, professional fees, facilities, costs and other costs associated with the development and ongoing activities of the company. We experienced increased legal and audit fees resulting from significant efforts to bring our regulatory filings up-to-date. Also included in selling, general and administrative expenses is a write-off of accounts receivable of $286,000 for services rendered and other costs incurred of $205,000 to Platinum 2000 during the early part of fiscal 2001. Management has initiated a lawsuit against Platinum 2000 to recover these amounts.

   Depreciation and amortization for fiscal 2001 and fiscal 2000 were $1,767,374 and $166,906, respectively. The increase results from increased depreciation expense relating to additions of computer hardware, telecommunications and office equipment, and leasehold improvements at our facilities during fiscal 2001. The increase also results from increased amortization expense relating to additions of intangible assets from license and business acquisitions during fiscal 2000 and fiscal 2001.

   The loss on write off of intangible assets of $100,170 in fiscal 2001 includes a write off of the net unamortized intangible asset acquired in connection with the 1999 Web Trafic, Inc. asset acquisition. The Web Trafic, Inc. business no longer fits with the Company's revised business plan.

   Interest and other income for fiscal 2001 and 2000 were $227,239 and $6,694, respectively. This increase was primarily due to income from short-term investments in money market funds as a result of cash received in March and August 2000 in connection with the private placement sales of unregistered common stock and warrants to purchase common stock.

   Interest expense for fiscal 2001 and 2000 were $356,268 and $326,213 respectively. The increase in interest expense is primarily attributable to larger portion of the non-cash charges for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures relating to fiscal 2001. This value was treated as a debt discount and was amortized over the one-year term of the subordinated convertible debentures. The debt discount was fully amortized by the Second Quarter of fiscal 2001. The total amortization of the debt discount was $319,700 in fiscal 2001 and $280,300 in fiscal 2000.

   Foreign currency losses in fiscal 2001 and fiscal 2000 of $23,272 and $21,420, respectively relate to the sales from our telecom services segment in Canada.

   No provision for income taxes has been recorded for the year ended January 27, 2001 and January 29, 2000 as the Company has incurred net operating losses for tax purposes. The Company has established a full valuation allowance because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

The following discussion relates to a comparison of the Company's operations for the year ended January 29, 2000 and the six-month period from inception (July 31, 1998) through January 30, 1999:

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

   Selling, general and administrative expenses for the twelve months ended January 29, 2000 were $12,742,159 as compared to $206,846 for the period from inception (July 31, 1998) to January 30, 1999. The major increase in selling, general and administrative expenses was primarily attributable to stock-based charges of $10,866,878 for the twelve months ended January 29, 2000 as compared to zero for the period from inception (July 31, 1998) through January 30, 1999. In January 2000, the Company acquired all the issued and outstanding shares of capital stock of WEC in exchange for 5,000,000 shares of its unregistered common stock with a value of $14.5 million. In connection with this transaction, the Company recorded the net value of the distribution of the shares of $14.1 million as follows: $1.8 million was allocated to the employment contract of its Chief Technology Officer, based on an independent valuation, and of the remaining unallocated costs of $12.3 million, approximately $9 million is included in selling, general and administrative expenses representing promoter fees, compensation costs and financing costs. The remaining $3.3 million is included in research and development costs discussed below.

   Selling, general and administrative costs for fiscal 2000 also include a non-cash stock-based compensation charge of approximately $1.7 million relating to the February 1999 sale of its common stock. In addition, the Company recorded approximately $0.2 million in non-cash stock-based compensation charges relating to stock options grants to various employees, directors and outside third parties during fiscal 2000. The non-cash charge reflects the difference between the price paid and the market value of the stock.

   The remainder of selling, general and administration costs in fiscal 2000 includes professional services costs. In addition, we recognized losses of approximately $225,000 relating to the acquisitions Platinum 2000 which was not concluded. The balance of the increase is related to growth in infrastructure costs.

   Research and development costs for the twelve months ended January 29, 2000 were $3,404,550 as compared to $0 for the period from inception (July 31, 1998) to January 30, 1999. Research and development costs for fiscal 2000 include approximately $3.3 million related to non-cash stock-based compensation expense incurred for our Chief Technology Officer working within our wireless encryption technology segment. The remainder relates to costs incurred in connection with the development of our wireless encryption technology.

   Since its formation in May 1999, the Company fully supported WEC through the issuance of unsecured promissory notes. Therefore, for financial reporting purposes, the operating losses of WEC of $311,632 prior to the acquisition date have been included in the Company's operating losses. These expenses include salaries, professional fees and other costs incurred in connection with the development of the secure wireless encryption technology segment.

   Depreciation and amortization for the twelve months ended January 29, 2000 were $166,906 as compared to $23,437 for the period from inception (July 31, 1998) to January 30, 1999. The increase results from increased depreciation expense relating to additions of telecommunications equipment during fiscal 2000 and increased amortization expense relating to additions of intangible assets from the Web Trafic, Inc. business acquisition and customer lists purchased during fiscal 2000.

   The loss on sale of asset in fiscal 2000 relates to our sale of SEMI in January, 2001. We had previously acquired the assets of SEMI in August of 2000, but subsequently determined that the business no longer fit with the Company's revised business plan.

   Interest expense for the twelve months ended January 29, 2000 was $326,213 as compared to zero for the period from inception, July 31, 1998, to January 30, 1999. This increase in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. The total amortization of the debt discount was $280,300 in fiscal 2000.

   Foreign currency losses for the twelve months ended January 29, 2000 of $21,420 relate to the telecom services segment operations in Canada.

   No provision for income taxes has been recorded for the year ended January 29, 2000 and the period ended January 30, 1999 as the Company has incurred net operating losses for tax purposes. The Company has established a full valuation allowance because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

Liquidity and Capital Resources

   Since inception (July 31, 1998), we financed our operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of convertible securities and an equipment loan borrowing. At January 27, 2001, the Company had cash and cash equivalents of $576,966 and a working capital deficit of $1,311,849. At January 29, 2000, the Company had cash and cash equivalents of $26,549 and a working capital deficit of $1,549,134. The increase in cash and cash equivalents is primarily attributable to cash proceeds from two private placements during the First and Third Quarters of Fiscal 2001 less the cash used in operating and investing activities.

   For the years ended January 27, 2001 and January 29, 2000, cash used in operating activities amounted to $7,455,195 and $1,327,256 respectively. This increase in cash used in operating activities resulted primarily from research and development expenses, and increased professional services costs for legal and accounting which were incurred in bringing our regulatory filings up to date. The balance of increases include the opening of Company's headquarters in Andover, Massachusetts and other costs incurred, as part of the company's growth in infrastructure.

   For the year ended January 27, 2001 and January 29, 2000, cash used in investing activities amounted to $966,536 and $129,938, respectively. Cash used in investing activities in the year ended January 27, 2001 was mainly attributable to the purchase of various fixed assets, computer hardware, telecommunications equipment and other property and equipment needs, offset by the $310,624 net cash received from the acquisition of businesses. Cash used in investing activities in the year ended January 29, 2000 was for the purchase of property and equipment and customer lists, offset by the $168,650 net cash received from the acquisition of businesses.

   For the year ended January 27, 2001 and January 29, 2000, cash provided by financing activities amounted to $8,972,148 and $1,483,743, respectively. Cash provided by financing activities in the period ended January 27, 2001, resulted primarily from the issuance of common stock and warrants, which raised $8.9 million net of issuance costs. Cash provided by financing activities in the year ended January 29, 2000 resulted from the two private placement issuances of its common stock, which raised $890,214, and the $600,000 rose through the issuance of subordinated convertible debentures. The proceeds were used primarily for working capital and continued expansion of the Company's operations and development and design of the Hornet(TM) wireless encryption technology.

   In March 2000, the Company raised $8.1 million through a private placement sale of 2,699,999 shares of its restricted common stock at $3.00 per share and the issuance of warrants to purchase up to 2,699,999 shares of common stock at $4.50 per share with GE Capital, ZERO.NET, Inc., First Global Ventures LLC and other individuals. The proceeds were used for the development of its' secured wireless encryption technology, the expansion of the telecom business and developing its business into servicing the Internet customer care market.

   In July 2000, the Company received notice from the holders of the subordinated convertible debentures that they have chosen to convert the debt to shares of the Company's common stock. As a result, we issued 1,320,000 shares of its common stock and 1,200,000 warrants at an exercise price of $2.00 per warrant. The accompanying condensed consolidated balance sheet reflects the conversion of the subordinated convertible debentures and issuance of common stock.

   On August 14, 2000, we completed a private placement sale of 327,869 shares of the Company's restricted common stock for $1,000,000 and 327,869 warrants to purchase common stock exercisable at $4.50 at $0.10 per warrant purchase. The gross proceeds to the Company were $1,032,787.

   On March 26, 2001, the Company raised $2.5 million through its sale of a 15% convertible promissory note to CFE, Inc., a subsidiary of GE Capital. GE Capital is a wholly owned subsidiary of the General Electric Corporation. The Company unconditionally granted and assigned a continuing security interest in all of the Company's property and assets and all additions thereto and replacements thereof, and all other property whether now owned, created, acquired or reacquired by the Company. The outstanding principal and accrued interest under the convertible note may be converted into common stock of the Company, without the payment of any additional consideration by CFE, Inc., at any time and at the sole discretion of CFE, Inc.

   Since its inception the Company has experienced net losses from operations and, as of January 27, 2001 had an accumulated deficit of $30,001,333. Approximately half of this accumulated deficit is related to non-cash stock based charges related to issuance of our common stock and stock options. The Company expects to incur substantial additional expenses resulting in losses at least through the period ending January 26, 2002 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and Internet customer care business.

   Our consolidated financial statements as of January 27, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $12,143,904 and $16,809,157 for the years ended January 27, 2001 and January 29, 2000, respectively. At January 27, 2001, the Company's working capital position was in a deficit position of $1,311,849. The Company is actively seeking outside financing to meet its current funding requirements. In March 2001, the Company raised approximately $2.5 million through the issuance of a convertible promissory note with an existing stockholder. We continue to seek additional capital financing to fund our ongoing operations. We estimate that the Company's current cash position is adequate to meet its obligations through May 2001. Our continuation as a going concern is dependent upon its ability to obtain additional financing to meet its current obligations and commitments and ultimately achieve profitable operations.

   The Company is planning to add additional financing from several sources, in order to add to existing cash available for operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is required to adopt this standard in the first quarter of fiscal year 2002 pursuant to SFAS No. 137 (issued in June 1999), which delays the adoption of SFAS No. 133. The Financial Accounting Standards Board also issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 (collectively, "SFAS No. 133"). The Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or its results of operations.

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

Factors Affecting Future Results

   Our future operations are subject to various risk factors, including the following:

Risks related to our Financial Condition

   We have incurred losses since commencing business and expect to incur additional losses in the future. For the period from July 31, 1998 through January 30, 1999, and for our fiscal years ended January 29, 2000 and January 27, 2001, we had net losses of $223,222, $16,809,157 and $12,143,904, respectively. The company's accumulated deficit as of January 27, 2001 is $30,001,333. Since our inception, we have acquired a number of companies engaged in various businesses, primarily all of which are in an early stage of development. In addition, we expect to incur substantial capital expenditures and operating costs in completing the development and testing of, and commercializing, our wireless encryption technology, and in establishing and operating our Internet customer contact center, as well as in developing further our telecom services business, each of which may result in significant losses in the future. We completed the development of an Internet customer contact center in December 2000. However, to date we have not generated any revenue.

   The company's independent public accountants have included an explanatory paragraph in their report on the company's consolidated financial statements stating that certain factors raise substantial doubt about the company's ability to continue as a going concern.

   Currently, we have enough cash to continue operations until approximately the end of May 2001. We will be required to obtain additional funds to implement our business objectives, including financing the development of our wireless encryption technology and on-going operations. We do not have any current arrangement regarding additional financing and we may not be able to obtain financing in the future on commercially reasonable terms or at all. We do not anticipate that any of our officers, directors or stockholders will provide any future financing. Our inability to obtain additional financing when needed would have a material adverse effect on us that could require us to significantly curtail or close down our operations.

   If revenue grows slower than we anticipate or if operating expenses exceed our expectations, we may not become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

   In connection with the 1997 sale of our retail operation, we assigned the existing operating leases to the buyer, Natural Wonders, Inc. Natural Wonders agreed to assume and perform all of our obligations under the leases. To our knowledge, to date they have substantially performed such obligations. We received landlord consent for all of the lease assignments, except one for which the landlord consent for the assignment was not required. We may still be held liable under the lease obligations should Natural Wonders default on the assigned leases or on their obligations to us. As of January 27, 2001, the remaining payments under the assigned leases total approximately $3.9 million. In addition, the lease agreements contain contingency clauses regarding results. We recently learned that in December 2000, Natural Wonders filed for protection through a filing under Chapter 11 with the U.S. Bankruptcy Court in Oakland, California. We are currently evaluating the impact, if any, to us of the Natural Wonders' action.

   At March 2, 2001, our current officers and directors owned approximately 18% of the outstanding shares of our common stock, without giving effect to (i) the options or warrants to purchase our common stock or (ii) the issuance of any common stock upon exercise of any of our outstanding options and warrants. Accordingly, such persons may have the ability to exert significant influence over the election of our board of directors and other matters submitted to our shareholders for approval

   We are a holding company, substantially all of the assets of which are the shares of the outstanding capital stock of our subsidiaries and operating companies. The company separates its functions into the following business areas: Wireless Encryption Technology, Internet Customer Contact Service Center and Telecom Services. As a result:

  . our success depends on the operation, financial condition and management of our subsidiaries and operating companies.

   If we are unable to diversify our operations into a number of areas, we may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with our operations.

   Our current operations effectively commenced upon the formation in July 1998 of TeleHubLink Corporation. Accordingly, we may be considered to be a start-up company and, as such, subject to the problems, expenses, difficulties, complications and delays which a company establishing a new business frequently encounters. For example, the Internet customer contact center, which opened in December 2000, in Montreal may be unable to:

  . secure contracts with clients or generate revenues under any such contracts it does secure;

  . successfully develop and utilize its acquired infrastructure and develop databases to perform for our clients;

  .  successfully implement marketing and sales methods for its services;

  . acquire and implement quality telecommunications and computer technology and equipment and end user database and software products necessary for its operations; or

  . respond to changing technological developments and acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis.

   Any of the foregoing could have a material adverse effect on our future financial condition, results of operations, and cash flows.

   The growth of our operations will depend in significant part on: our ability to enter into additional collaborative agreements; competing technological and market developments; changes in any collaborative relationships; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment; the expansion of our facilities; the progress of our existing revenue producing activities; and the availability of additional funding on favorable terms.

   Our growth will also depend upon our ability to develop and successfully implement marketing and sales methods or channels for new services and expand into new areas, either internally or through mergers and acquisitions, in a timely and economic fashion. Any growth will also likely require us to implement enhanced operations and financial systems, hire additional management and increase our operational and financial resources, all of which could strain our existing operations and resources. We may not be able to manage expanding operations effectively or achieve or maintain growth. If we are unable to achieve or manage growth effectively, our business, results of operations or financial condition could be materially adversely affected.

   In addition to expanding the scope and breadth of our existing teleservices business and developing both our wireless encryption technology and Internet-based services business areas, we may expand our business through acquisitions. We have consummated several acquisitions and expect to continue to consider growth opportunities through additional acquisitions. These acquisitions may involve payments in cash or the issuance of additional securities. We may not have sufficient capital resources to pursue this growth strategy. Additionally, we may not be able to successfully identify or complete acquisitions and any companies acquired by us either may not perform as expected or may not contribute significant revenues or profits to the company. We may also, in the future, face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable acquisitions on terms favorable to us.

   The products and/or services provided by acquired businesses, although complementary, may differ from those initially contemplated by us. Any anticipated benefits with respect to these acquisitions may not be achieved. We have limited experience in acquiring businesses and assets and have not yet demonstrated our long-term ability to successfully manage any acquired businesses. We may not be able to successfully integrate the operations and management of any businesses we may acquire with our existing operations and management.

   Despite any future product testing efforts, it is possible that errors will be found in any new products or enhancements, which may be developed after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, or the loss of, or a delay in market acceptance or claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

   We expect that our customers will rely on our planned products and services for critical applications. Accordingly, we could be exposed to potential liability claims for damage caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of the enterprise network or the voice/data security systems of one of our customers, regardless of whether the breach is attributable to our planned products could adversely affect our business reputation.

   The markets for our planned products and services are intensely competitive and, as a result, we face significant competition from a number of different sources. We may be unable to compete successfully as many of our anticipated competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies which we expect to compete with from time to time. We also expect that competition will increase as a result of consolidation in the information security technology and product reseller industries.

   Despite the precautions we take, others may copy or obtain and use our proprietary technologies, know-how and other proprietary information without authorization or independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and our employees, distributors and customers may not provide meaningful protection of our proprietary technology or other intellectual property in the event of unauthorized use or disclosure. Policing unauthorized use of our technology and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of the data transmitted. Furthermore, the laws of other jurisdictions may afford little or no effective protection of our intellectual property rights. Our business, financial condition and operating results could be adversely affected if we are unable to protect our intellectual property rights.

   There is a risk that our products infringe the proprietary rights of third parties. In addition, whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business.

   Our success depends in large part upon the abilities and continued service of our key employees, particularly Bruce W. Young, president, chief executive officer and a director, and Panos C. Lekkas, our chief technology officer. Although we have entered into employment agreements with Mr. Young and Mr. Lekkas (and each of them, as well as other key personnel, hold a significant number of shares of our common stock), we may not be able to retain the services of such officers and employees. Our failure to retain the services of Mr. Young and Mr. Lekkas or of other key personnel could have a material adverse effect on us. In order to support our planned growth, we may have to recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect on our cash flows, results of operations and financial condition. The company has not obtained any key-man insurance for the company's key personnel.

   We may not be able to hire and train on a timely basis, and retain, a sufficient labor force of qualified employees at competitive wage rates or independent contractors to operate our Internet customer contact center or to continue to operate our existing call center. We completed the development of an Internet customer contact center in December 2000. Our inability to hire a sufficient number of qualified employees, to adequately compensate them or retain their services, would have a material adverse effect on our future financial condition and results of operations.

   We are aware of some security encryption businesses that may compete with us, and current and evolving technologies that may provide some of the attributes of our technology. Some technologies may have an entirely different approach to accomplish the desired effects of the products being developed by us. We cannot assure you that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than our planned products. We expect to be subject to competition from producers of software-based unlocking systems or possibly hardware-based controllers as compared to our hardware technology.

   Our planned encryption products are based on PKI technology. The security afforded by this technology depends on the integrity of a user's private key, which depends in part on the application of advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our planned encryption products:

  . any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

  . publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

  .  government regulation limiting the use, scope or strength of PKI.

   The markets we plan to serve are characterized by rapidly changing technology, emerging industry standards and frequent introduction of new products. The introduction of products embodying new technologies and the emergence of new industry standards may render our planned products obsolete or less marketable. The process of developing our planned products is extremely complex and requires significant capital and continuing development efforts. If we are unable to modify our planned products and develop new products that are responsive to changing technology and standards and meet customer needs in a timely and cost effective manner, our business could be adversely affected.

   We are currently in the process of the development and testing of our Hornet(TM) technology. We cannot assure you, however, that:

  . there will not be substantial delays in the implementation of this schedule; or

  . we will successfully complete the development and testing of our technology; or

  . we will be able to obtain patent protection for our technology or that our technology will not infringe the intellectual property rights of third parties; or

  . if we successfully and timely complete our development and testing program, we will be able to arrange for the manufacture and distribution of ASICs incorporating our technology in a timely and cost-effective manner; or

  . our technology or planned products will be commercially accepted or generate any meaningful revenues.

   A high level of employee mobility characterizes the encryption and security industry, and the market for highly qualified individuals in the computer-related fields is intense. This competition means there is fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Our inability to hire or retain highly qualified individuals may impede our ability to complete the development and testing of our technology and the commercialization of this technology and our planned technology-based products, or efficiently conduct our operations, all of which may adversely affect our business. Even if we are able to hire these individuals, we may be unable to retain them. There also is increasing pressure to provide technical employees with stock options and other equity interest, which may dilute earnings per share.

   Our Hornet(TM) technology may be controlled under various United States export control laws and regulations and may require export licenses for certain exports outside of the United States. We have not applied for any export license from any government for the sale and export of our proprietary technology.

Additional Risks Relating Specifically to our Internet Customer Contact Service Center and our Telecom Services Business

   Our inability to obtain adequate local or long distance telephone service for our Montreal call center or our Internet customer contact center or any interruption in such service or rate increases relating thereto, could materially adversely affect our future cash flows, results of operations and financial condition.

   We have invested, and plan to continue to invest, significantly in specialized telecommunications and computer technology to provide customized solutions for our prospective clients' needs. In addition, we have invested, and plan to continue to invest significantly, in sophisticated end-user databases and software to market our clients' products to diverse markets. All of such technology has been or will be acquired and/or licensed from, or provided by, third parties. As a result, we are, and will continue to be, highly dependent on such third party suppliers. Any temporary or permanent loss of these telecommunications, computer and software systems, through casualty or operating malfunction, could have a material adverse effect on our business, results of operations and financial condition. We may not be able to select or have the necessary financial resources to acquire and/or license adequate technology to meet our business needs. Our failure to acquire and implement quality telecommunications and computer technology and end user database and software products services could materially and adversely affect our business, results of operations and financial condition.

   The success of our customer communications business is dependent on and will continue to depend on our ability to respond to changing technological developments and to acquire and implement new equipment and systems to meet changing customer needs on a timely and cost-effective basis. We may not be able to acquire, implement and/or successfully use such new technologies. In addition,

  . we may not be able to successfully develop and bring to market any new services in a timely manner;

  .  any services offered by us may not be commercially successful; and

  . our competitors' technologies or services could render our services noncompetitive or obsolete.

   Our failure to obtain new equipment and systems with sufficient technological capabilities or to respond effectively to technological changes or successfully develop and bring to market any new services in a timely manner would have a material adverse effect on our business, results of operations and financial condition.

   We believe that our current and planned customer communications business depends on our ability to protect our facilities, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications failure, natural disaster and other similar events. If we were to experience a temporary or permanent interruption at any of our current or planned facilities:

  .  our business could be materially and adversely affected;

  .  we may be required to pay damages to some clients; and

  . we might have to allow some clients to terminate or renegotiate their contracts with us.

   Our current and planned customer communications business may depend in large part on the market for outsourced customer communications services. Such outsourcing may not continue, as companies may elect to perform such services internally. A significant reduction in outsourcing opportunities or a trend in the telecommunications industry not to use, or to reduce the use of, outsourced teleservices would have a material adverse effect on us.

   The customer communications industry is intensely competitive and highly fragmented. We compete with many other companies, ranging in size from very small private companies offering special applications or short-term projects to very large public companies. Currently, our Canadian competitors include Vox Data Inc., the Equinox Group, Sodema and Transcontinental Technologie Inc. Large U.S. independent teleservices companies such as APAC TeleServices Inc., Electronic Data Systems, MATRIXX Marketing Inc., SITEL Corporation, Stream International Holdings Inc., Sykes Enterprises Inc., U.S.A. Networks, Inc., West Corporation and Protocol Communications, Inc. may also exert intense competitive pressure on us in the U.S. market. In addition, some of these large U.S. companies have recently opened or acquired interactive customer contact centers in Canada and may offer increasing competition as their Canadian presence grows. Providers of other forms of advertising and marketing media, such as direct mail, television, radio and online services, also offer us varying degrees of competition. We compete with the internal marketing capabilities of our own potential business clients. These business clients have their own significant internal teleservices, marketing and sales capabilities.

   Much outsourced customer communications work is contracted on an individual project basis, with many projects being allocated among various customer communication providers. This may force us to compete frequently with other providers as individual projects are initiated or reallocated. The low barriers to entry to this industry and the rapid growth of e-commerce may attract many new competitors, some of which may be substantially larger and better capitalized than we are. Entry into the Canadian market may be especially heavy as a result of the Canadian dollar's current low exchange rate against the U.S. dollar. We believe that the principal competitive factors in our industry will be price, quality, service and responsiveness to clients' needs. We may not be able to compete effectively against our current competitors or prospective competitors. To the extent that we are unable to compete successfully against our current or prospective competitors within the customer communications industry, our cash flows, results of operations and financial condition could be materially and adversely affected.

   Demand for the telecommunications products and services we plan to offer through our customer contact center will depend in large part on the continued growth of the Internet and Internet protocol-based networks and the widespread acceptance and use of these mediums for e-commerce and communications. Because e-commerce and communications over these networks are evolving, we cannot predict the size of the market and its sustainable growth rate. A number of factors may affect market size and growth rate, including:

  . the use of electronic commerce and communications may not increase, or may increase more slowly than we expect;

  . the Internet infrastructure and communications services to support electronic commerce may not be able to continue to support the demands placed on it by continued growth; and

  . the growth and reliability of electronic commerce and communications could be harmed by delays in development or adoption of new standards and protocols to handle increased levels of activity or by increased governmental regulation.

   Our ability to successfully pursue our customer contact center will be affected by the following factors:

  . the opening of our new customer contact center in accordance with our strategic plan and in a timely and economic manner consistent with existing capacity requirements.

  . the timely development, and continued enhancement of, telecommunications, Internet, computer and information technologies and infrastructures and operational and financial systems.

  . the effective and timely marketing to, and level of acceptance and use by new clients of our planned Internet products and services.

  . technical difficulties or errors, problems or excessive costs incurred by us in connection with the completion of the development, implementation and/or future enhancement of our planned Internet products and services.

  . our failure to cost-effectively develop or offer new Internet services and products or to maintain or enter into new strategic or key business relationships in connection with the development and/or enhancement of our Internet offerings.

  . the overestimation by us of the level of need and demand for customer support and service through the use of the Internet.

  . the compatibility of our planned software systems, Internet products and services with the existing systems of our prospective clients and the extent of the technical problems arising with respect to obtaining such compatibility.

  . the introduction of new competitive Internet and other products and services to customer communications industry by other companies.

  . the anticipated growth in industry trends towards outsourcing of telephone and Internet-based marketing and customer service operations.

  . consumer interest in, and use of, the products and services of our clients.

   Our customer communications business is subject to various Canadian and U.S. federal, provincial and state laws and regulations. In Canada and the U.S., portions of our industry have become subject to an increasing amount of federal and provincial laws and regulations in the past five years. We have established and plan to continue to maintain operating procedures designed to comply with applicable laws and regulations. We do not currently anticipate that such compliance would require us to incur significant additional expense. However, additional Canadian or U.S. federal, provincial or state legislation, or changes in regulatory implementation, could limit our activities and/or our current or prospective clients in the future or significantly increase the cost of regulatory compliance.

   Uncertainty and new regulations relating to the Internet could increase our costs of doing business, prevent us from delivering our services, slow the growth of the Internet or subject us to liability, any of which could adversely affect our business and prospects. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. There are currently few laws and regulations directly governing access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues, which include:

  .  user privacy;

  .  pricing controls;

  .  consumer protection;

  .  libel and defamation;

  .  copyright and trademark protection;

  .  characteristics and quality of services;

  . sales and other taxes; and

  . other claims based on the nature and control of Internet materials.

   We could experience quarterly variations in revenues and operating income of our existing and planned customer communications business as a result of many factors, including:

  . the timing of our proposed expansion of operations;

  . the timing of clients' marketing/sales campaigns;

  . the securing of necessary financing;

  . the implementation of new services;

  . the timing of additional selling efforts;

  . the general and administrative expenses to acquire and support such new business; and

  . changes in our revenue mix among possible alternative service offerings.

   In addition, in connection with particular contracts, we could incur costs in periods prior to recognizing revenue under those contracts. Furthermore, we must plan our operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would be likely to affect adversely our operating results for that quarter.

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

                                   PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

 A. Directors and Executive Officers

   The current directors and executive officers of the company are as follows:

Name                         Age Position
----                         --- --------
David B. Cornstein..........  62 Chairman of the Board and Director
Bruce W. Young..............  56 President, Chief Executive Officer and Director
Panos C. Lekkas.............  43 Chief Technology Officer
Douglas A. Miller...........  48 Vice President--Finance
Carl M. Youngman............  57 Director
Vincent Sabella.............  65 Director

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

   Panos C. Lekkas was named Chief Technology Officer for the company in January 2000. From October 1998 to March 1999, he was with ACI as Vice President Advanced Technology Development. From May 1996 to February 1998, he was with TCC as Director of Business Development. Between September 1991 and May 1996 he was with Galileo Corp. in several management positions. Among several positions he has held both in Europe and the United States, he was a Leading Systems Engineer with IBM Corporation in 1985 where he was involved with the introduction of the RISC (reduced-instruction set computers) architecture that eventually became part of the IBM RS/6000 supercomputers. The last twelve years he has held senior technical and business management positions in several US companies involved with advanced communications technologies. From 1999 to 2000 he was one of the founders and President/CEO of wirelessEncryption.com, where he started developing the Hornet(TM) communications technology subsequently acquired by the company. He holds several graduate degrees in electrical engineering, specialized in wireless communications and VLSI (very-large-scale integration) design of integrated circuits and he is a Licensed Professional Engineer in the European Union.

   Douglas A. Miller was named Vice President of Finance for the company in October 1999. From July 1997 to October 1999, Mr. Miller served as Controller of Wave Systems Corporation, a technology research and development company specializing in personal computers and other devices. From 1987 to 1995, Mr. Miller served as Controller for a division of Chase Manhattan Bank and from 1981 to 1986, he served in various financial positions, including Corporate Business Manager for Time Warner, the cable and communications company. Mr. Miller has also served as Senior Auditor for Deloitte & Touche from 1979 to 1981.

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

   Vincent Sabella was elected to serve as a director of the company on April 5, 2000. He has been President of Alpha Omega Sales Corporation a sales and distribution company for electronic components since 1985. Mr. Sabella founded Contact Sales Corp. in 1969 and operated as its President from 1969 to 1985. He was also the founder of RC Components in 1970 and served as director from 1970 to 1984. His companies provided distribution for corporations such as Advance Micro Devices, NEC, LSI Logic, ITT Cannon, Zenith and Rohm. Prior to Alpha Omega Sales Corporation, Contact Sales Corp. and RC Components he was the Eastern Regional Sales Manager for Fairchild Semiconductor. He holds a Bachelor of Science degree in electrical engineering.

   All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

   The Board of Directors has a standing Audit Committee. The Audit Committee reviews the preparations for and scope of the audit of the company's annual financial statements, review drafts of such statements, makes recommendations as to the engagement and fees of the independent auditors and monitors the functioning of the company's accounting and internal control systems by meeting with representatives of management and the independent auditors, and it performs such other duties regarding the financial statements of the company and other matters as the Board of Directors may assign from time to time. The Audit Committee held one meeting during the last fiscal year. The current members of the Audit Committee consist of two independent directors, Mr. Carl Youngman and Mr. Vincent Sabella.

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

Item 10. Executive Compensation

Summary Compensation Table

   The following table sets forth the annual compensation paid to Bruce W. Young, the company's president and chief executive officer, Panos Lekkas, the company's chief technology officer, and Douglas Miller, the company's vice president of finance, for services rendered during fiscal years 2001 and 2000. No other executive officer of the company earned an annual salary and bonus that exceeded $100,000 during any of these periods.

                                                     Long-Term Compensation
                                               ----------------------------------
                          Annual Compensation          Awards           Payouts
                          -------------------- ----------------------- ----------
                                                                       Underlying
                                               Other Annual Restricted Securities  LTIP    All Other
Name and                                 Bonus Compensation   Stock     Options/  Payouts Compensation
Principal Position        Year Salary($)  ($)      ($)        Awards    SARS(#)     ($)       ($)
------------------        ---- --------- ----- ------------ ---------- ---------- ------- ------------
Bruce W. Young..........  2001 $229,166   -0-      -0-         -0-      200,000     -0-       -0-
President & CEO           2000 $200,000   -0-      -0-         -0-      520,000     -0-       -0-

Panos C. Lekkas.........  2001 $232,285   -0-      -0-         -0-      200,000     -0-       -0-
Chief Technology Officer  2000      --    --       --          --           --      --        --

Douglas A. Miller.......  2001 $141,483   -0-      -0-         -0-       35,000     -0-       -0-
Vice President--Finance   2000      --    --       --          --        30,000     --        --

Compensation of Directors

   The company's non-management directors, together with Mr. Bruce Young, are entitled to receive $1,000 per meeting of the Board of Directors attended. In addition, each of such directors is also entitled to receive options to buy 20,000 shares of the company's common stock at the current market price at the time of the grant. In addition, non-employee directors are also entitled to receive options under the company's 1994 Non-employee Directors' Stock Option Plan. See "Executive Compensation--1994 Non-employee Directors' Stock Option Plan." Pursuant to a consulting agreement with the company, an affiliate of Mr. David Cornstein receives $10,000 per month for consulting services plus reimbursement of expenses incurred for travel to meetings of the Board of Directors.

Option/SAR Grants Table During Fiscal 2001

   The following table shows information concerning stock options granted during the fiscal year ended January 27, 2001 for the individuals shown in the Summary Compensation Table.

                          Number of Securities  % of Total Options
                           Underlying Options  Granted to Employees Exercise or Base
Name                           Granted(#)         in Fiscal Year      Price ($/SH)   Expiration Date
----                      -------------------- -------------------- ---------------- ----------------
Bruce W. Young..........        200,000                8.1%              $ 4.00      February 8, 2010
President & CEO

Panos C. Lekkas.........        200,000                8.1%              $ 4.00      February 8, 2010
Chief Technology Officer

Douglas A. Miller.......         35,000                1.4%              $ 4.00      October 24, 2010
Vice President--Finance

Option/SAR Exercises During Fiscal 2001 and Year End Option Values

   No stock options were exercised by any of the company's executive officers during the fiscal year ended January 27, 2001. The following table shows information concerning stock option values as of January 27, 2001 for the individuals shown in the Summary Compensation Table.

                               Number of Securities     Value of Unexercised in
                              Underlying Unexercised     the Money Options at
                              Options at January 27,          January 27,
                                      2001(#)                   2001($)
                             ------------------------- -------------------------
Name                         Exercisable/Unexercisable Exercisable/Unexercisable
----                         ------------------------- -------------------------
Bruce W. Young..............      720,000/     0           $625,612/$     0
Panos C. Lekkas.............      200,000/     0                -- /--
Douglas A. Miller...........       10,000/55,000           $ 10,781/$21,562

Employment Agreements

   The company has entered into an employment agreement with Bruce W. Young for a period of two years, commencing February 4, 1999, pursuant to which Mr. Young will serve as President and Chief Executive Officer on a full-time basis in return for an annual salary of $200,000 per year. Mr. Young also received 500,000 stock options in connection with his employment with the company. In the event of Mr. Young's termination, he is entitled to the greater of $500,000 or two full years pay including any bonuses less taxes and social security required to be withheld. In June 2000, the company's Board of Directors extended Mr. Young's employment contract through December 31, 2001 with a salary of $250,000 per year plus certain incentive bonuses.

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

   The company has entered into an employment agreement with Mr. Randall K. Nichols for a period of one year, commencing March 24, 2000, pursuant to which Mr. Nichols will perform the function of Vice President of Cryptography on a full-time basis in return for an annual salary of $100,000 per year, a maximum contingent bonus equal to his annual salary and 25,000 options of the company's common stock. In the event of Mr. Nichols' termination, he is entitled to three months of base plus any bonuses less taxes and social security required to be withheld.

   The company has entered into an employment agreement with Mr. Chad Rao for a period of two years, commencing August 7, 2000, pursuant to which Mr. Rao will perform the function of Vice President of Software Engineering on a full-time basis in return for an annual salary of $100,000 for the first year and $150,000 for the second year and a maximum contingent bonus equal to his annual salary, plus 100% of earnings before interest and taxes attributable to work previously performed during the calendar year 2000 by MVP, but only to the extent that such earnings before interest and taxes exceed $250,000. In addition, the employee will be entitled to receive 25% of the Company's calendar year 2001 earnings before interest and taxes attributable to the type of software development work previously performed by MVP, but only to the extent that such earnings exceed $500,000. In the event of termination, the Vice President of Software Development is entitled to four months of base salary.

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

Nonplan Options and Other Warrants

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

   In February 1999, we granted to David Cornstein, Bruce Young and Stanley Young 20,000 options each to acquire shares of the company's common stock at $.8125 per share.

   In February 1999, we granted to a former employee in consideration for goods and services provided by him to the company, options to purchase an aggregate of 90,000 shares at the fair market value of the common stock on the date of the grant. The exercise price is $.8125 per share.

   In connection with our acquisition of Web Trafic Inc. on June 16, 1999, we retained a management firm operated by the former President of Web Trafic Inc. to assist us in establishing our Internet division. Pursuant to our agreement with such management firm, we granted to the firm options to acquire an aggregate of 250,000 shares of the company's common stock at an exercise price of $.50 per share. Of such options, 50,000 vested immediately upon execution of the agreement and the remaining 200,000 options vest and become exercisable in increments of 50,000 on each six-month anniversary of the agreement, subject to completion of certain milestones. These milestones were not met and the contract has been terminated.

   In August 1999, we granted to a third party consultant of the company an aggregate of 50,000 options to acquire shares of the company's common stock in consideration for services rendered at an exercise price of $1.50 per share.

   In August 1999, we agreed to issue to a law firm retained by the company an aggregate of 150,000 shares of the company's common stock in consideration for services rendered.

   In October 1999, we granted to Douglas Miller, the company's Vice President of Finance, options to purchase an aggregate of 30,000 shares of common stock. All of such options are exercisable at a price of $.9375 per share (the fair market value on the date of the grant) and vest in three equal installments commencing one year from the date of the grant. Additionally, in October 2000, the Company granted to Mr. Miller options to purchase an additional 35,000 shares of common stock at $4.00 per share vesting in three equal installments commencing one year from the date of grant.

   In October 1999, we also granted to a third-party consultant, for services previously rendered by him, options to acquire an aggregate of 25,000 shares of the company's common stock, all of which options are exercisable at a price of $.9375 and vest on the first anniversary of the date of grant.

   In December 1999, we granted to Carl Youngman, a company Director, 20,000 options to acquire shares of the company's common stock at $0.9375 per share.

   In February 2000, we granted to David Cornstein, Stanley Young, Bruce Young and Panos Lekkas the following options to acquire shares of the company's common stock at $4.00 per share: David Cornstein--500,000 shares; Stanley Young--200,000 shares; Bruce Young--200,000 shares; and Panos Lekkas--200,000 shares. In addition, in February 2000, we granted Carl Youngman, a company director, options to purchase 25,000 shares of the company's common stock. These options vest February 9, 2001.

   In March 2000, the company entered into an employment agreement with David Katz as General Manager of the company's planned Internet Customer Contact Center and granted him options to acquire 50,000 shares of the company's common stock at $4.00 per share subject to certain conditions within the employment contract with vesting occurring six months from the date of the employment agreement. Mr. Katz was terminated in September 2000.

   Also in March 2000, the company entered into an employment agreement with Randall Nichols as Vice President of Cryptography of the company's Wireless Encryption Technology Division and granted him options to acquire 25,000 shares of the company's common stock at $4.00 per share subject to certain conditions within the employment contract. These options vest equally over two years commencing one year from the date of the employment agreement.

   In May 2000, the company entered into an employment agreement with Stephanie Elworthy, Administrator of the company's Wireless Encryption Technology Division, and granted her options to acquire 2,000 shares of the company's common stock at $4.00 per share subject to meeting conditions within the employment contract. These shares vest equally over three years commencing one year from the date of the employment agreement.

   In May 2000, the company entered into a consulting agreement with Park Strategies and granted them options to acquire 150,000 shares of the company's common stock at $5.00 per share, vesting 25% immediately, 25% on August 31, 2000, 25% on November 30, 2000, and the balance on February 28, 2001.

   In May 2000, the company granted to Carl Youngman, a company director and member of the Audit Committee, options to acquire 60,000 shares of the company's common stock at $4.00 per share. These options vest May 15, 2001.

   In May 2000, the company granted to Vincent Sabella, a company director and member of the Audit Committee, options to acquire 20,000 shares of the company's common stock at $4.00 per share. These options vest May 15, 2001.

   In June 2000, the company granted to Vince Sabella, a company director and member of the Audit Committee, options to 25,000 shares of the company's common stock at $4.00 per share. These options vest June 21, 2001.

   In July 2000, the company entered into an employment agreement with Edward D'Tremont, Vice President Business Development of the company's Wireless Encryption Technology Division, and granted him options to acquire 50,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. These options vest equally over three years commencing one year from the date of the employment agreement.

   In July 2000, the company entered into an employment agreement with Ronald LaPat, Director Advanced DSP Development of the company's Wireless Encryption Technology Division, and granted him options to acquire 10,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. Subsequently, on September 4, 2000 the company promoted Mr. LaPat to the position of Vice President Systems of the company's Wireless Encryption Technology Division and granted him additional options to acquire 20,000 shares of the company at $4.00 per share. These options vest equally over three years commencing one year from the date of the employment agreement.

   In August 2000, the company entered into an employment agreement with Chad Rao, Vice President Software Engineering of the company's Wireless Encryption Technology Division, and granted him options to acquire 100,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. These options vest equally over three years commencing one year from the date of the employment agreement.

   In August 2000, the company entered into an employment agreement with Leslie McKean, Director Information Technology of the company's Wireless Encryption Technology Division, and granted her options to acquire 5,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. These options vest equally over three years commencing one year from the date of the employment agreement.

   In September 2000, the company entered into an employment agreement with Jacques Dion, General Manager, Telecom Services Division, and granted him options to acquire 20,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. These options vest equally over three years commencing one year from the date of the employment agreement.

   In September 2000, the company entered into an employment agreement with Lise Dion, Controller for Canadian Operations, and granted her options to acquire 20,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. These options vest equally over three years commencing one year from the date of the employment agreement.

   In October 2000, the company entered into an employment agreement with Bernard Hochberg, Vice President Special Projects, and granted him options to acquire 150,000 shares of the company's common stock at $4.00 per share subject to meeting certain conditions within the employment contract. These shares vest equally over three years commencing one year from the date of the employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth, as of March 2, 2001, the beneficial ownership of shares of common stock by (i) each person who is known by the company to own more than 5% of the outstanding shares of common stock, (ii) each director of the company and each executive officer of the company listed in the Summary Compensation Table, and (iii) all of the company's executive officers and directors as a group.

                                               Amount and Nature      Percent
Name and Address of Beneficial Owner(1)    of Beneficial Ownership(2) of Class
---------------------------------------    -------------------------- --------
Bruce W. Young............................          2,893,241(3)         9.7%
Panos Lekkas..............................          1,951,345(4)         6.7%
David B. Cornstein........................          2,467,748(5)         8.2%
Douglas A. Miller.........................             10,000(6)           *
Carl M. Youngman..........................            195,000(7)           *
Vincent Sabella...........................             48,100(8)           *
Stanley A. Young..........................          4,801,882(9)        16.4%
Carol and David Smith.....................         3,267,148(10)        11.1%
All officers and directors as a group (6
 persons).................................      7,565,434(3)-(8)        24.3%

--------
  *  Less than one percent
 (1) Unless otherwise stated, the address of each person listed is c/o TeleHubLink Corporation, One Technology Drive, Suite 135, Andover, Massachusetts 01810.
 (2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Form 10-KSB upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of this Form 10-KSB have been exercised. Unless otherwise noted, the company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
 (3) Includes (i) 1,865,142 shares owned by Mr. Bruce Young, (ii) options to acquire an aggregate of 720,000 shares of common stock, (iii) warrants to acquire an aggregate of 33,333 shares of common stock and (iv) 274,766 shares owned by Global Business Consultants Inc., a corporation which is wholly owned by Mr. Young and of which he serves as President. Bruce Young is not related to Stanley Young.
 (4) Includes 1,751,345 shares owned by Mr. Lekkas and options to acquire an aggregate of 200,000 shares of common stock.
 (5) Includes (i) 1,394,415 shares owned by Mr. Cornstein, (ii) 5,000 shares issuable upon exercise of options granted to Mr. Cornstein under the company's 1994 Nonemployee Directors' Stock Option Plan, (iii) 415,000 shares issuable upon exercise of warrants to purchase common stock, (iv) options to acquire an aggregate of 570,000 shares of common stock and (v) warrants to acquire 83,333 shares of common stock. The address for David
      B. Cornstein is c/o Finlay Enterprises, Inc., 529 Fifth Avenue, New York, New York 10017.
 (6) Includes options to acquire an aggregate of 10,000 shares of common stock. Does not include 55,000 shares issuable upon exercise of options granted to Mr. Miller, which are not exercisable within 60 days of the date hereof.
 (7) Includes 150,000 shares owned by Mr. Youngman and options to acquire an aggregate of 45,000 shares of common stock. Does not include 60,000 shares issuable upon exercise of options granted to Mr. Youngman, which are not exercisable within 60 days of the date hereof.
 (8) Includes 28,100 shares owned by Mr. Sabella and options to acquire an aggregate of 20,000 shares of common stock. Does not include 25,000 shares issuable upon exercise of options granted to Mr. Sabella, which are not exercisable within 60 days of the date hereof. Does not include 1,650 shares of common stock owned by Mr. Sabella's wife, as to which shares Mr. Sabella disclaims beneficial ownership.
 (9) Includes (i) 676,986 shares owned directly by Mr. Stanley Young, (ii) 1,636,241 shares owned by Young Management Group, Inc., a corporation wholly owned by Mr. Young and of which he is the sole director and officer, (iii) 2,091,588 shares owned by The Young Technology Fund, a general partnership of which Mr. Young is the general partner, (iv) 177,067 shares owned by The SAY Family Limited Partnership, a limited partnership of which Mr. Young is a general partner and (v) options to acquire an aggregate of 220,000 shares of common stock. Does not include 668,133 shares of common stock owned by Mr. Young's wife, as to which shares Mr. Young disclaims beneficial ownership. Stanley Young is not related to Bruce Young. The address for Stanley Young is c/o Young Technology Fund, 24 New England Executive Park, Burlington, Massachusetts 01803.
(10) According to a Schedule 13G dated February 10, 1999 filed with the SEC by Carol Smith, Mrs. Smith owns 606,044 directly and an additional 1,099,066 shares as custodian for her minor children. In addition, David Smith, the husband of Carol Smith, acquired 942,040 shares from the company in connection with the company's February 1999 private placement of common stock. In addition in connection with the conversion of securities received in the company's July 1999 private placement of debentures, (i) Blue Moon Land & Development LLC, a limited liability company of which Mr. Smith is the sole member, received 220,000 shares and warrants to purchase 200,000 shares of common stock, (ii) an additional 33,333 shares and warrants to purchase 33,333 shares of common stock were received by Carol Smith, as custodian for each of Lindsey A. Smith and Andrew Brewer Smith and (iii) 33,333 shares and warrants to purchase 33,333 shares of common stock were received by Carol and David Smith, co-trustees fbo dascas revocable utad 7/6/93. The address for Carol and David Smith is P.O. Box 2012, Santa Fe, New
      Mexico, 87504.

Item 12. Certain Relationships and Related Transactions

   In August 1996, Mr. Cornstein, chairman of the company, and two former directors of the company, entered into a commitment to lend the company, for working capital purposes, as needed, and to fund the opening of 13 temporary stores, up to an aggregate of $600,000 at an interest rate of 12% per annum. All amounts outstanding under this working capital commitment were repaid when due, together with accrued interest thereon, on January 3, 1997. Such loans had been secured by a first priority lien on substantially all the assets of the company. As partial consideration for the working capital commitment, the company granted to the lenders warrants to purchase an aggregate of 200,000 shares at an exercise price of $1.00, originally exercisable until August 31, 2001. In addition, the company granted to the lenders certain demand and piggyback registration rights relating to the securities underlying such warrants.

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

   In April 1999, the company established its central headquarters in a facility located at 24 New England Executive Park, Burlington, MA, which the company shared with Young Management Group, Inc. ("YMG"), an affiliate of Stanley A. Young, the former chairman of the company and a substantial shareholder. YMG leases approximately 4,000 square feet of office space at such location and the company expects to utilize, on a month-to-month basis, up to 2,500 square feet thereat, at a cost of approximately $6,500 per month. On December 15, 2000, the Company entered into a lease with BCIA New England Holdings for approximately 5,600 square feet, which is being used for the Company's corporate office in Andover, Massachusetts.

   On January 27, 2000, the company acquired all the issued and outstanding shares of capital stock of wirelessEncryption.com ("WEC") in exchange for 5,000,000 shares of its unregistered common stock with a value of $14.5 million. The company's former chairman, Stanley A. Young, who co-founded WEC, is also a principal shareholder of the company and was a principal shareholder of WEC. As a result of the exchange of shares, the former chairman and principal shareholder of the company received directly and indirectly 1,751,345 shares of the company's stock with a fair value of approximately $5.1 million. Panos C. Lekkas, former co-founder of WEC, is also the Chief Technology Officer (CTO) of THLC. As a result of the exchange of shares, the former co-founder and CTO of the company received directly 1,751,345 shares of the company's stock with a fair value of approximately $5.1 million. Carl Youngman, a director of the company also received as a result of the exchange of shares directly 150,000 shares of the company's stock with a fair value of approximately $436,000.

   In July 1999, the company consummated a private financing pursuant to which it sold a total of 24 units for gross proceeds of $600,000. Each unit consisted of a 10% subordinated convertible debenture in the aggregate principal amount of $25,000. Mr. Cornstein purchased, for $125,000, an aggregate of 5 units in the financing. David Smith, a principal shareholder, purchased, for $100,000, an aggregate of 4 units in the financing. The holders of all of the debentures converted such securities in accordance with their terms and, accordingly, the company issued upon conversion an aggregate of 1,320,000 shares of common stock and warrants to purchase up to an aggregate of 1,200,000 shares at an exercise price of $2.00 per share.

   In March 2000, the company consummated a private placement pursuant to which we issued 2,699,999 shares of common stock and warrants to purchase up to 2,699,999 shares of common stock (at an exercise price of $4.50 per share) and received proceeds of $8,100,000. Among the purchasers of securities in the private placement were Bruce Young, the company's President, who purchased, for $100,000 an aggregate of 33,333 shares of common stock and warrants to purchase 33,333 shares, and David B. Cornstein, the Chairman of the Board of the company, who purchased, for $250,000, an aggregate of 83,333 shares of common stock and warrants to purchase 83,333 shares; Carol Smith, a principal shareholder, as custodian, who purchased, for $200,000, an aggregate of 66,666 shares of common stock and warrants to purchase 66,666 shares, and Carol Smith and David Smith, as co-trustees, who purchased for $100,000, an aggregate of 33,333 shares of common stock and warrants to purchase 33,333 shares.

   In March 2000, the company announced that it had extended the exercise period of its publicly held redeemable common stock purchase warrants to October 31, 2000; in August 2000, the company announced a further extension of the public warrant exercise period to January 31, 2001; and in December 2000, the company announced a further extension of the public warrant exercise period to January 31, 2002.

   Any future material transactions or loans between the company and its officers or directors will be on terms no less favorable to the company than could be obtained from unaffiliated third parties. Any forgiveness of loans by the company must be approved by a majority of the independent directors who do not have an interest in the transactions and who will have access, at the company's expense, to the company's or independent counsel.

   All of the transactions described above which are now closed were ratified or approved by at least two disinterested directors at the time of the transactions.

Item 13. Exhibits, List And Reports On Form 8-K

   A. (1)The following consolidated financial statements:

       Independent Auditors' Report.

       Consolidated Balance Sheet as of January 27, 2001 and January 29,
    2000.

       Consolidated Statements of Operations for the years ended January 27, 2001 and January 29, 2000.

       Consolidated Statements of Stockholders' Equity for the years ended January 27, 2001 and January 29, 2000.

       Consolidated Statements of Cash Flows for the years ended January 27, 2001 and January 29, 2000.

   Notes to Consolidated Financial Statements

   (2) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

                                    Exhibit

 Number Description
 ------ -----------
  3.1   Certificate of Incorporation of Registrant, as amended
        (incorporated by reference to Exhibit 3.1 of the Registrant's
        Registration Statement on Form SB-2 (Commission No. 33-84774), as
        filed with the Securities and Exchange Commission (the "SB-2"))

  3.1A Certificate of Amendment of the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.5.A of the Registrant's Registration Statement on Form S-8 (Commission
        No. 333-34456), as filed with the Securities and Exchange
        Commission (the "S-8")).

  3.2   Restated By-Laws of Registrant (incorporated by reference to
        Exhibit 3.2A of the SB-2).

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

  4.3   Form of Public Warrant Certificate (incorporated by reference to
        Exhibit 4.3 of the SB-2).

  4.4   Underwriter's Warrant Agreement (incorporated by reference to
        Exhibit 4.4 of the SB-2).

 10.1 Share Purchase Agreement dated as of December 21, 1998, as amended as of January 11, 1999, between the Registrant, Tele Hub
        Link Corporation ("TeleHub"), and the shareholders of TeleHub.
        (incorporated by reference to Exhibit 10.1 to the Registrant's
        Registration Statement on Form S-4 (Commission No. 333-69435) as filed with the Securities and Exchange Commission).

 10.2   Agreement among the Registrant, Edward J. Munley, David B.
        Cornstein, David Miller and the other parties thereto, dated as of July 21, 1993, together with amendments to said Agreement
        (incorporated by reference to Exhibit 10.1 of the SB-2).

 10.3 1994 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the S-8).

 10.4 1994 Nonemployee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.2 of the S-8).

 10.5 Form of Seasonal Secured Revolving Note dated August 28, 1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr. and David
        F. Miller. (incorporated by reference to the Registrant's Form
        10-QSB for the quarter ended August 3, 1996 as filed September
        17, 1996 (the "Third Quarter 1996 10-QSB")).

 10.6   Form of Warrant and Registration Agreement dated as of August 28,
        1996 in favor of each of David B. Cornstein, Hugh H. Jones, Jr.
        and David F. Miller (incorporated by reference to the Third
        Quarter 1996 10-QSB).

 10.7 Asset Purchase Agreement dated as of March 7, 1997 between the Registrant and Natural Wonders, Inc. (incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended
        February 1, 1997 as filed May 16, 1997.

 Number Description
 ------ -----------
 10.8   General Security Agreement dated as of June   , 1998 between TeleHub
        and AT&T Canada Long Distance Services Company (incorporated by reference to the Registrant's Form S-4/A as filed January 13, 1999).

 10.10  Employment Agreement between the Company and Bruce W. Young
        (incorporated by reference to 10.1 to the Registrant's Form 10-QSB for the Quarter ended July 31, 1999 as filed September 14, 1999 (the "Second
        Quarter 1999 10-QSB")).

 10.11 Form of Debenture Issued in July 1999 Private Financing (incorporated by reference to Exhibit 10.2 the Second Quarter 1999 10-QSB).

10.12   Form of Warrants to be issued in connection with July 1999 Private
        Financing (incorporated by reference to Exhibit 10.3 to the Second
        Quarter 1999 10-QSB).

 10.13  Registration Rights Agreement entered into in connection with July 1999
        Private Financing (incorporated by reference to Exhibit 10.4 to the Second Quarter 1999 10-QSB).

10.14   Registration Rights Agreement entered into in connection with August
        1999 Private Financing (incorporated by reference to Exhibit 10.5 to the
        Second Quarter 1999 10-QSB).

 10.15  Employment Agreement between the Registrant and Panos C. Lekkas dated
        January 20, 2000 (incorporated by reference to Exhibit 10.20 to the Form
        10-KSB for the fiscal year ended January 29, 2000, as filed with the Securities and Exchange Commission).

 10.16 Agreement and Plan of Merger, dated as of January 27, 2000, by and among the Registrant, wirelessEncryption.com, Inc. ("WEC") and each of the stockholders of WEC (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated January 27, 2000, as filed with the
        Securities and Exchange Commission).

 10.17 Common Stock and Warrant Purchase Agreement dated as of March 6, 2000 by and among the Registrant and the investor parties thereto (incorporated by reference to Exhibit 10.21 to Form 10-KSB for the fiscal year ended
        January 29, 2000, as filed with the Securities and Exchange Commission).

 10.18 Stockholders' Agreement dated as of March 6, 2000 by and among the Registrant and investor parties thereto (incorporated by reference to Exhibit 10.22 to Form 10-KSB for the fiscal year ended January 29, 2000, as filed with the Securities and Exchange Commission).

 10.19 Registration Agreement dated as of March 6, 2000 by and among the registrant and the investor parties thereto (incorporated by reference to Exhibit 10.23 to Form 10-KSB for the fiscal year ended January 29, 2000, as filed with the Securities and Exchange Commission).

 10.20  Employment Agreement between the Company and Randall K. Nichols dated
        March 24, 2000 (incorporated by reference to Exhibit 10.24 to Form 10-
        KSB for the fiscal year ended January 29, 2000, as filed with the Securities and Exchange Commission).

 10.21 Consulting Agreement between the Registrant and Park Strategies, LLC dated May 1, 2000 (incorporated by reference to Exhibit 10.2 on Form 10-
        QSB for the quarter ended July 29, 2000 as filed with the Securities and Exchange Commission).

10.22   Technology License Agreement between the Registrant and Improv Systems,
        Inc. dated June 20, 2000 (incorporated by reference to Exhibit 10.3 to
        Form 10-QSB for the quarter ended July 29, 2000 as filed with the Securities and Exchange Commission).


 Number Description
 ------ -----------
 10.23  Memorandum of License Agreement between the Registrant and Gator
        Marketing Concepts Inc. dated May 1, 2000 (incorporated by reference to
        Exhibit 10.4 to Form 10-QSB for the quarter ended July 29, 2000 as filed with the Securities and Exchange Commission).

 10.24 Stock Purchase Agreement dated as of June 22, 2000 by and among the Registrant, Chadalavada Rao and Padma Vathi Chadalavada (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Current Report on Form 8-K dated August 7, 2000 as filed with the Securities and Exchange Commission).

 10.25  Memorandum of License Agreement by and between the Registrant and Gator
        Marketing Concepts Inc. dated as of December 15, 2000 (incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement on Form SB-2 (Commission No. 333-54334) as filed with the Securities and Exchange Commission (the "2001 SB-2")).

 10.26 Agreement to Modify a Memorandum of License Agreement by and between the Registrant and Gator Marketing Concepts Inc. dated as of December
        15, 2000 (incorporated by reference to Exhibit 10.29 of the 2001 SB-2).

 10.27  15% Convertible Promissory Note Purchase Agreement dated as of March
        26, 2001 between CFE, Inc. and the Registrant.

 10.28  15% Convertible Promissory Note dated March 26, 2001 in favor of CFE,
        Inc.

 10.29 Trademark Security Agreement dated as of March 26, 2001 by Registrant in favor of CFE, Inc.

 10.30 Security Agreement dated as of March 26, 2001 by the Registrant in favor of CFE, Inc.

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

 21     Subsidiaries of the Registrant.

 23.1   Consent of Independent Accountants--KPMG LLP.

 99.1   Purchase Agreement between the Registrant and Web Trafic, Inc.
        (incorporated by reference to the Second Quarter 1999 10-QSB).

 99.2   Management Agreement between the Registrant and Serge Trudeau Resources
        (incorporated by reference to the Second Quarter 1999 10-QSB).

 99.3   Purchase Agreement between the Registrant and Sports and Entertainment
        Marketing International, Inc. (incorporated by reference to the Registrant's Form 10-QSB for the October 30, 1999 quarter ended as filed December 17, 1999).

 99.4   Lease Agreement between CLIC Properties Inc., Landlord, and 3709361
        Canada Inc.; Tenant dated June 5, 2000 (incorporated by reference to
        Exhibit 99.4 to Form 10-KSB for the fiscal year ended January 29, 2000, as filed with the Securities and Exchange Commission).


 Number Description
 ------ -----------
 99.5   Agreement dated as of March 24, 2000 between the Registrant, COMSEC
        Solutions, LLC and Randall K. Nichols (incorporated by reference to
        Exhibit 99.1 to Form 10-QSB for the quarter ended April 29, 2000 as filed July 24, 2000).

 99.6   Lease Agreement between B.C.I.A. New England Holdings LLC and the
        Registrant dated December 15, 2000 (incorporated by reference to Exhibit
        99.6 to 2001 SB-2).

   B. No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of fiscal 2001.

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

                                          TeleHubLink Corporation.

                                                     /s/ Bruce W. Young
                                          By: _________________________________
                                                       Bruce W. Young
                                                Chief Executive Officer and
                                                         President

April 27, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ David B. Cornstein         Chairman of the Board and    April 27, 2001
______________________________________  Director
          David B. Cornstein

          /s/ Bruce W. Young           Chief Executive Officer,     April 27, 2001
______________________________________  President and Director
            Bruce W. Young

        /s/ Douglas A. Miller          Vice President of Finance    April 27, 2001
______________________________________
          Douglas A. Miller

          /s/ Carl Youngman            Director                     April 27, 2001
______________________________________
            Carl Youngman

         /s/ Vincent Sabella           Director                     April 27, 2001
______________________________________
           Vincent Sabella

                          Independent Auditors' Report

The Board of Directors and Stockholders
TeleHubLink Corporation and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of TeleHubLink Corporation and subsidiaries as of January 27, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TeleHubLink Corporation and subsidiaries as of January 27, 2001 and January 29, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company incurred significant operating losses in 2001 and 2000 and as of January 27, 2001 had a working capital deficit of $1,311,849. The Company's working capital deficiency and immediate borrowing needs to continue to fund its ongoing operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston, Massachusetts
April 20, 2001

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               Years ended January 27, 2001 and January 29, 2000

                                  2001         2000
                              ------------  -----------
      Assets (note 15)
Current assets:
  Cash and cash
   equivalents..............  $    576,966       26,549
  Accounts receivable, less
   allowance for doubtful
   accounts of $0 in 2001
   and $49,844 in 2000......       241,331       44,223
  Amount due from sale of
   assets (note 4)..........           --       125,000
  Advances to employees.....        80,500          --
  Prepaid expenses and other
   current assets...........       556,755       37,095
                              ------------  -----------
    Total current assets....     1,455,552      232,867
Property and equipment, net
 (notes 5 and 9)...............  1,274,273      336,645
Intangible assets, net (note
 6).........................     2,341,715    1,981,793
Security deposits (note
 11)........................       216,400        7,929
                              ------------  -----------
    Total assets............  $  5,287,940    2,559,234
                              ============  ===========
      Liabilities and
    Stockholders' Equity
Current liabilities:
  Accounts payable..........  $    869,920      213,219
  Accrued expenses (note
   7).......................     1,660,227    1,092,087
  Short-term portion of
   deferred rent (note 11)..        56,580          --
  Subordinated convertible
   debentures, at accreted
   value (liquidation value
   $600,000 at January 29,
   2000) (note 8)...........           --       280,300
  Equipment loan (note 9)...       180,674      196,395
                              ------------  -----------
    Total current
     liabilities............     2,767,401    1,782,001
Long-term liabilities:
  Long-term portion of
   deferred rent (note 11)..       179,363          --
                              ------------  -----------
    Total liabilities.......     2,946,764    1,782,001
                              ------------  -----------
Commitments and
 contingencies (notes 3, 11
 and 15)
Stockholders' equity (notes
 1, 4, 8, 10, 13 and 15):
  Common stock, $.01 par
   value; authorized
   50,000,000 shares, issued
   and outstanding
   29,082,975 and 23,753,442
   shares as of January 27,
   2001 and January 29,
   2000, respectively.......       290,830      237,534
  Additional paid-in
   capital..................    32,857,711   17,814,241
  Stockholders' notes
   receivable...............           --        (3,763)
  Unearned compensation.....      (806,032)      (9,600)
  Accumulated deficit.......   (30,001,333) (17,261,179)
                              ------------  -----------
    Total stockholders'
     equity.................     2,341,176      777,233
                              ------------  -----------
    Total liabilities and
     stockholders' equity...  $  5,287,940    2,559,234
                              ============  ===========

          See accompanying notes to consolidated financial statements.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               Years ended January 27, 2001 and January 29, 2000

                                                         2001         2000
                                                     ------------  -----------
Revenue............................................. $ 10,569,012    1,151,827
Cost of revenue.....................................   10,521,812      795,798
                                                     ------------  -----------
    Gross profit....................................       47,200      356,029
                                                     ------------  -----------
Operating expenses:
  Selling, general and administrative expenses
   (includes stock-based charges of $1,554,428 and
   $10,866,878 in 2001 and 2000, respectively)......    6,429,879   12,742,159
  Research and development (includes stock-based
   charges of $43,800 and $3,259,700 in 2001 and
   2000, respectively)..............................    3,741,380    3,404,550
  Operating losses of WEC prior to acquisition (note
   4)...............................................          --       311,632
  Depreciation and amortization.....................    1,767,374      166,906
  Loss on sale of assets (note 4)...................          --       199,000
  Loss on write-off of intangible asset (note 4)....      100,170          --
                                                     ------------  -----------
    Total operating expenses........................   12,038,803   16,824,247
                                                     ------------  -----------
    Operating loss..................................  (11,991,603) (16,468,218)
Other income (expense):
  Interest and other income.........................      227,239        6,694
  Interest expense (note 8).........................     (356,268)    (326,213)
  Foreign currency losses, net......................      (23,272)     (21,420)
                                                     ------------  -----------
    Net loss........................................  (12,143,904) (16,809,157)
Charge for extension of warrants exercise period
 (note 10)..........................................     (596,250)         --
Charge for pricing modification of warrants (note
 10)................................................          --      (228,800)
                                                     ------------  -----------
    Net loss available to common stockholders....... $(12,740,154) (17,037,957)
                                                     ============  ===========
Basic and diluted net loss per share................ $      (0.46)       (0.96)
                                                     ============  ===========
Weighted average shares of common stock outstanding
 used in computing basic and diluted net loss per
 share..............................................   27,527,715   17,792,181
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                   TELEHUBLINK CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

               Years ended January 27, 2001 and January 29, 2000

                             Common stock     Additional  Stockholders'                               Total
                          -------------------  paid-in        notes       Unearned   Accumulated  stockholder's
                            Shares    Amount   capital     receivable   compensation   deficit       equity
                          ---------- -------- ----------  ------------- ------------ -----------  -------------
Balance at January 30,
 1999...................  13,011,339 $130,114    167,419        --              --      (223,222)       74,311
Reverse merger with WAW,
 net of acquisition
 costs (note 1).........   2,268,125   22,680   (592,131)       --              --           --       (569,451)
Issuances of common
 stock (note 10)........   3,173,978   31,740  2,577,290        --              --           --      2,609,030
Common stock issued in
 connection with
 business acquisitions
 (note 4)...............   5,300,000   53,000 14,666,663     (3,763)            --           --     14,715,900
Compensation expense in
 connection with stock
 options granted
 (note 10)..............         --       --     166,200        --          (10,500)         --        155,700
Amortization of unearned
 compensation
 (note 10)..............         --       --         --         --              900          --            900
Beneficial conversion
 feature of subordinated
 convertible debentures
 (note 8)...............         --       --     600,000        --              --           --        600,000
Charge for pricing
 modification of
 warrants (note 10).....         --       --     228,800        --              --      (228,800)          --
Net loss................         --       --         --         --              --   (16,809,157)  (16,809,157)
                          ---------- -------- ----------     ------      ----------  -----------   -----------
Balance at January 29,
 2000...................  23,753,442  237,534 17,814,241     (3,763)         (9,600) (17,261,179)      777,233
Issuances of common
 stock, net of issuance
 costs (note 10)........   3,209,533   32,096  9,102,010        --              --           --      9,134,106
Common stock issued in
 connection with
 business acquisitions
 (note 4)...............     700,000    7,000  2,130,750        --              --           --      2,137,750
Common stock issued in
 connection with
 conversion of
 subordinated
 convertible debentures
 (note 8)...............   1,320,000   13,200    646,800        --              --           --        660,000
Common stock issued for
 license (note 6).......     100,000    1,000    174,000        --              --           --        175,000
Compensation expense in
 connection with stock
 options granted
 (note 10)..............         --       --   2,393,660        --       (2,257,665)         --        135,995
Amortization of unearned
 compensation
 (note 10)..............         --       --         --         --        1,461,233          --      1,461,233
Payment of stockholders'
 notes receivable.......         --       --         --       3,763             --           --          3,763
Charge for extension of
 warrants exercise
 period (note 10).......         --       --     596,250        --              --      (596,250)          --
Net loss................         --       --         --         --              --   (12,143,904)  (12,143,904)
                          ---------- -------- ----------     ------      ----------  -----------   -----------
Balance at January 27,
 2001...................  29,082,975 $290,830 32,857,711        --         (806,032) (30,001,333)    2,341,176
                          ========== ======== ==========     ======      ==========  ===========   ===========

         See accompanying notes to consolidated financial statements.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years ended January 27, 2001 and January 29, 2000

                                                         2001         2000
                                                     ------------  -----------
Cash flows from operating activities:
 Net loss........................................... $(12,143,904) (16,809,157)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization......................    1,767,374      166,906
 Amortization of debt discount......................      319,700      280,300
 Stock-based charges................................    1,598,228   14,126,578
 Loss on write-off of intangible asset..............      100,170          --
 Loss on sale of assets.............................          --       199,000
 Changes in operating assets and liabilities, net
  of impact of acquisition of businesses:
  Accounts receivable...............................      201,202      (24,193)
  Prepaid expenses and other current assets.........     (592,526)      56,375
  Other assets......................................     (208,471)      19,266
  Accounts payable..................................      564,119      128,248
  Accrued expenses..................................      718,140      529,421
  Other liabilities.................................      220,773          --
                                                     ------------  -----------
   Net cash used in operating activities............   (7,455,195)  (1,327,256)
                                                     ------------  -----------
Cash flows from investing activities:
 Purchases of property and equipment................   (1,052,160)    (194,702)
 Proceeds from sale of assets.......................      125,000          --
 Net cash received from acquisitions of businesses..      310,624      168,650
 Purchase of licenses...............................     (350,000)         --
 Purchases of customer lists........................          --      (103,886)
                                                     ------------  -----------
   Net cash used in investing activities............     (966,536)    (129,938)
                                                     ------------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of
  issuance costs....................................    8,939,132      890,214
 Proceeds from issuance of subordinated convertible
  debentures........................................          --       600,000
 Proceeds from issuance of warrants.................       32,787          --
 Proceeds from exercise of stock options............       12,187          --
 Repayment of equipment loan........................      (15,721)      (6,471)
 Proceeds from stockholders' notes receivable.......        3,763          --
                                                     ------------  -----------
   Net cash provided by financing activities........    8,972,148    1,483,743
                                                     ------------  -----------
Net increase in cash and cash equivalents...........      550,417       26,549
Cash and cash equivalents, beginning of year........       26,549          --
                                                     ------------  -----------
Cash and cash equivalents, end of year.............. $    576,966       26,549
                                                     ============  ===========
Supplemental cash flows disclosure information:
 Cash paid during the period for interest........... $      1,039        9,219
                                                     ============  ===========
Non-cash investing and financing activities:
 Net liabilities assumed on reverse merger with WAW
  (note 1).......................................... $        --       569,451
                                                     ============  ===========
 Debt discount from beneficial conversion feature of
  subordinated convertible debenture (note 8)....... $        --       600,000
                                                     ============  ===========
 Conversion of subordinated convertible debentures
  and accrued interest thereon to common stock...... $    660,000          --
                                                     ============  ===========
 Conversion of accounts payable to common stock..... $    150,000          --
                                                     ============  ===========
 Charge for pricing modification of warrants (note
  10)............................................... $        --       228,800
                                                     ============  ===========
 Issuance of common stock for license............... $    175,000          --
                                                     ============  ===========
 Charge for extension of warrants exercise period
  (note 10)......................................... $    596,250          --
                                                     ============  ===========
Business acquisitions (note 4):
 Fair value of assets acquired...................... $  2,345,532    2,703,313
 Liabilities assumed................................     (107,782)         --
 Stock-based charge.................................          --    12,242,587
 Issuance of common stock...........................   (2,137,750) (14,715,900)
                                                     ------------  -----------
   Cash paid........................................      100,000      230,000
 Less cash acquired.................................      410,624      398,650
                                                     ------------  -----------
   Net cash received from acquisition of
    businesses...................................... $    310,624      168,650
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     January 27, 2001 and January 29, 2000

(1) Description of Business and Merger with What A World

   On February 4, 1999, What A World!, Inc. ("WAW"), a publicly-held "shell company," acquired all the issued and outstanding capital stock of TeleHubLink Corporation ("TeleHub") (the "Company"), a privately-held company organized under the laws of the Providence of Ontario, Canada, engaged in the business of providing teleservices. Pursuant to a Share Purchase Agreement dated December 21, 1998, WAW acquired all the issued and outstanding common stock of TeleHub in exchange for an aggregate of 13,011,339 shares of WAW common stock (or
3.9252318 shares of WAW's common stock for each share of TeleHub common stock) and, as a result thereof, TeleHub became a wholly owned subsidiary of WAW. In addition, in connection with the TeleHub transaction, WAW amended its Certificate of Incorporation in order to change its legal name to TeleHubLink Corporation.

   For accounting purposes, this transaction has been treated as a reverse acquisition. TeleHub has been deemed the acquiring enterprise for financial statement purposes, as it received a majority of the voting interests in the combined enterprise. The SEC staff has taken the position that a business combination between an operating enterprise and a "shell company" in which the shell company is the issuer of securities and the operating enterprise is determined to be the acquiring enterprise for financial statement purposes, the transaction should be treated for financial statement purposes as an issuance of securities by the operating enterprise. Therefore, the tangible net liabilities of WAW at the date of the transaction of approximately $207,288 have been recorded at their fair value with an offset credit to paid-in capital and the operations of WAW are reflected in the operations of the combined enterprise from the date of acquisition. In addition, the 1999 financial statements were retroactively restated to reflect the number of shares TeleHub received in the business combination. Costs related to this transaction of approximately $362,163 were charged directly to additional paid-in capital.

   WAW was incorporated under the laws of the State of Delaware in July 1993. Until May 1997, the Company operated as a mall-based specialty retailer of a wide assortment of products which targeted customers having an active interest in nature, the environment, education, wildlife, the outdoors and science. In May 1997, the Company sold substantially all of its assets to Natural Wonders, Inc. for cash in the amount of $517,795 plus the assumption by Natural Wonders, Inc. of specified liabilities (see note 11). The completion of this sale terminated the Company's specialty retail operations. For the period May 1997 through February 3, 1999, the Company had no operating business and sought to serve as a vehicle to effect an acquisition, whether by merger, exchange of capital stock, acquisition of assets or other similar business combination.

   Two directors and principal shareholders of WAW prior to the acquisition were also shareholders of TeleHub owning, directly and indirectly, approximately 13% of the outstanding common shares.

(2) Summary of Significant Accounting Policies and Practices

 (a) Fiscal Year End

   The Company's fiscal year end is the last Saturday in the month of January. The years ended January 27, 2001 and January 29, 2000 are 52-week years.

 (b) Principles of Consolidation

   The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


 (c) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by the Company include the useful lives of fixed assets, the recoverability of long-term assets, valuation of its common stock, and the collectibility of accounts receivable and deferred tax assets.

 (d) Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of overnight deposits.

 (e) Property and Equipment

   Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method or, for certain items, the double-declining balance method over the estimated useful lives of the assets. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

   Expenditures for maintenance and repairs are charged to expense as incurred.

 (f) Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

 (g) Impairment of Long-Lived Assets

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

 (h) Revenue Recognition

   Revenue is recognized as services are performed or product is shipped. Provisions for sales returns are made at the time products are sold. Payments received prior to product shipment are recorded as deferred revenue.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


 (i) Income Taxes

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

 (j) Earnings Per Share

   The Company has adopted SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net loss per share of common stock is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net loss per share of common stock presents loss attributable to common shares actually outstanding plus potential dilutive common shares outstanding during the period. The Company's stock options and warrants were not included in computing diluted net loss per common stock share because their effects were anti-dilutive.

 (k) Stock-Based Compensation

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

 (l) Comprehensive Income (Loss)

   SFAS No. 130, Reporting Comprehensive Income, requires that the Company report comprehensive income (loss), which includes net income (loss) as well as other changes in assets and liabilities recorded in stockholders' equity in the consolidated financial statements. For each period presented, the Company's comprehensive loss is equal to its net loss reported in the accompanying consolidated statements of operations.

 (m) Segment Reporting

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operational decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers (see note 14).

 (n) Foreign Currency Transactions

   Gains or losses on foreign currency transactions are included in the determination of net loss as the Company considers the United States dollar to be the functional currency of its foreign subsidiary.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

 (o) Research and Development

   Research and development costs are expensed as incurred.

 (p) Fair Value of Financial Instruments

   The Company's financial statements, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and borrowings are carried at cost, which approximates fair value because of either their short-term nature of conversion to cash or the corresponding variable interest rate attached to the instruments.

 (q) Reclassifications

   Certain reclassifications have been made to prior year's consolidated financial statements to conform to current year presentation.

 (r) Recent Accounting Pronouncements

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

(3) Liquidity

   The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred net losses of $12,143,904 and $16,809,157 for the years ended January 27, 2001 and January 29, 2000, respectively. At January 27, 2001, the Company's working capital position was in a deficit position of $1,311,849. The Company is actively seeking outside financing to meet its current funding requirements. In March 2001, the Company raised approximately $2.5 million through the issuance of a convertible promissory note with an existing stockholder. Management continues to seek additional capital financing to fund its ongoing operations. Management estimates that the Company's current cash position is adequate to meet its obligations through May 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing to meet its current obligations and commitments and ultimately achieve profitable operations.

(4) Business Acquisitions and Divestitures

 MVP Systems, Inc.

   On August 7, 2000, the Company acquired 100% of the issued and outstanding stock of MVP Systems, Inc. ("MVP") for $100,000 in cash, 530,000 shares of its unregistered common stock and 70,000 shares of its

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

registered common stock. MVP is a software and hardware engineering consulting firm specializing in critical applications and programs. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations of MVP have been included in the Company's consolidated financial statements from the date of acquisition. The total purchase price of approximately $1,878,000, consisting of the cash paid plus the market value of the Company's common stock has been allocated to the estimated fair values of identifiable tangible and intangible assets acquired, based on an independent valuation. The market value of the Company's unregistered common stock was reduced by a 10% discount in valuing the consideration paid in the transaction. The Company allocated approximately $650,000 to employment and non-compete agreements, $430,000 to workforce in place and $35,000 to goodwill and is amortizing the amounts over a three-year period. Prior to the acquisition date, during fiscal 2001, the Company paid approximately $386,000 in consulting fees to MVP for research and development services.

 COMSEC Solutions, LLC

   On March 24, 2000, the Company acquired 100% of the membership interest in COMSEC Solutions, LLC ("COMSEC") for 100,000 shares of its unregistered common stock. COMSEC is a consulting company with expertise in the field of encryption, both radio and wireless, authentication, web security and e-commerce. The acquisition was accounted for under the purchase method and, accordingly, the results of operations of COMSEC have been included in the Company's consolidated financial statements from the date of acquisition. The total purchase price of approximately $360,000, based on the market value of the Company's common stock reduced by a 10% discount due to the shares being unregistered, has been allocated to the identifiable tangible and intangible assets acquired based on their estimated fair values.

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

   Since its formation in May 1999, WEC was fully supported by unsecured promissory notes from the Company. Therefore for financial reporting purposes, the operating losses of WEC prior to the acquisition date have been included in the operating losses of the Company and reported separately on the accompanying consolidated statements of operations. In connection with this transaction, the Company recorded the value of the distribution of its 5,000,000 shares of common stock as follows: $1.8 million was allocated to the employment contract of its Chief Technology Officer, based on an independent valuation, and the remaining $12.3 million was reflected as a non-cash stock-based charge for related promoter fees, compensation costs and financing costs. Cash proceeds of approximately $400,000 received from the sale of WEC's common stock in December 1999 and January 2000, represents the total book value of WEC's tangible assets and the value of net assets acquired by the Company in the transaction. In addition, stockholders' notes receivable of $3,763 relating to the sale of WEC common stock remain outstanding at January 29, 2000. The costs allocated to the employment agreement are being amortized over the two-year life of the contract.

   As a result of the exchange of shares, the former Chairman and a principal shareholder of the Company received directly and indirectly 1,751,345 shares of the Company's common stock with a fair value of

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

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

 Web Trafic Inc.

   On June 16, 1999, the Company acquired the assets of Web Trafic Inc. ("Web Trafic"), a privately held Canadian company, for approximately $148,400, which was comprised of $80,000 in cash and 100,000 shares of the Company's unregistered common stock. The value of the Company's common stock was reduced by a 10% discount due to the shares being unregistered. The acquisition was accounted for under the purchase method. Web Trafic had no operations since its incorporation on July 24, 1998. Under the Sale of Enterprise Agreement, the Company acquired the rights to the "iMall Agreement", which among other things, allows access to sell products on a certain iMall web-site. The Company allocated the full purchase price to the contract rights of the iMall Agreement and began amortizing it over a five-year period.

   In connection with the acquisition Web Trafic, the Company retained a management firm operated by the former president of Web Trafic, to assist the Company in developing its Internet division. Pursuant to the management agreement, the Company granted options to acquire an aggregate of 250,000 shares at an exercise price of $.50 per share. The Company is amortizing the value of the stock option grant to compensation expense over the period the services are being provided to the Company (see note 10).

   During 2001, management determined that the Web Trafic business did not fit in with the Company's future direction and its revised business plan and, therefore wrote-off the remaining value of the intangible asset of $100,170 in 2001.

   The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquisitions of MVP, COMSEC, WEC and Web Trafic as if the acquisitions had occurred as of the beginning of fiscal year 2000 after giving effect to certain adjustments, including amortization of intangible assets, elimination of intercompany sales and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions been made at the beginning of the periods noted or of results that may occur in the future.

                                                                2001     2000
                                                              --------  -------
                                                               (In thousands)
   Revenue................................................... $ 11,636    3,313
   Net loss..................................................  (12,200) (18,558)
   Net loss to common stockholders...........................  (12,796) (18,787)
   Net loss per share........................................    (0.46)   (1.02)

 Sports and Entertainment Marketing International, Inc.

   On August 20, 1999, the Company acquired all of the assets of Sports and Entertainment Marketing International, Inc. ("SEMI"), a privately held Canadian company, of which the former president of Web Traffic, Inc. was also a director and shareholder. The total consideration was $352,500, which was comprised of $150,000 in cash and 200,000 shares of the Company's unregistered common stock. SEMI was engaged in the development and production of strategic marketing concepts relating to various sports, sporting events, shows

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

memorabilia and products. The acquisition was accounted for under the purchase method, and accordingly, the purchase price was allocated to the identifiable tangible and intangible assets based on their estimated fair values. The Company allocated approximately $11,000 to acquired merchandise and $341,500 to contract and marketing rights. The Company began amortizing the contract and marketing rights over a five-year period.

   On January 17, 2000, the Company entered into an Asset Sale Agreement and sold SEMI to a Canadian company for $125,000. The transaction closed on February 14, 2000. The Company recorded the sale transaction in 2000 resulting in a loss of $199,000. At January 29, 2000, the Company has a receivable of $125,000 for the sale proceeds, which was paid in February 2000.

 Platinum 2000

   During fiscal 2000, the Company entered into an agreement to acquire Platinum 2000 ("Platinum"), a Canadian company. In May 2000, the companies mutually agreed not to complete the transaction as Platinum did not meet certain financial representations. In connection with this transaction, the Company incurred costs of approximately $225,000 in fiscal 2000. These costs are reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   During 2001, the Company performed call center customer services for Platinum. The Company did not receive payment for the services provided and recorded a bad debt charge of $286,000 in the second quarter of fiscal 2001. In December 2000, the Company filed a lawsuit against Platinum to seek collection of the outstanding balances.

(5) Property and Equipment

   Property and equipment consist of the following:

                                                                    Estimated
                                                                      useful
                                                  2001      2000       life
                                               ----------  -------  ----------
   Computer equipment and software............ $  408,647   54,808     3 years
   Telecommunications equipment...............    261,420  261,420     5 years
   Furniture and fixtures.....................    140,419   97,089     5 years
   Leasehold improvements.....................    760,372   10,613  Lease term
                                               ----------  -------
                                                1,570,858  423,930
   Less: accumulated depreciation and
    amortization..............................   (296,585) (87,285)
                                               ----------  -------
                                               $1,274,273  336,645
                                               ==========  =======

   Depreciation and amortization expense of property and equipment was $209,300 and $67,900 for the years ended January 27, 2001 and January 29, 2000, respectively.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

(6) Intangible Assets

   Intangible assets consist of the following:

                                                                       Estimated
                                                                        useful
                                                   2001       2000       life
                                                ----------  ---------  ---------
   Employment contracts........................ $2,600,000  1,800,000  2-3 years
   Licensing and marketing rights..............    525,000    148,400  2-5 years
   Workforce in place..........................    430,000        --     3 years
   Goodwill....................................    283,129        --   1-3 years
   Customer lists..............................    103,886    103,886    2 years
                                                ----------  ---------
                                                 3,942,015  2,052,286
   Less: accumulated amortization.............. (1,600,300)   (70,493)
                                                ----------  ---------
                                                $2,341,715  1,981,793
                                                ==========  =========

   Amortization expense of intangible assets was $1,567,323 and $98,966 for the years ended January 27, 2001 and January 29, 2000, respectively.

   In June 2000, the Company entered into a license agreement with Improv Systems, Inc. for the use of Improv's Jazz PSA(TM) configurable very-long-instruction-word, multiprocessor hardware architecture and design tools. The Company paid an initial license fee of $350,000. The license is being amortized over the three-year life of the license. The license agreement also calls for the payment of certain royalties upon any sale, lease, transfer, or other disposition by the Company of the subject technology. The royalty rate is variable based on unit volume and net sales. The agreement also specifies an annual support fee of $50,000 and a fee of $150,000 in the event of a derivative license.

   In December 2001, the Company entered into a license agreement with Gator Marketing Concepts, Inc. ("Gator") for the rights to provide and sell a new discount package product called "Titanium," which is an enhancement of the Triple Gold group discount package. In exchange for the license, the Company issued 100,000 shares of its common stock to Gator. The value of the common stock of $175,000, as determined by the quoted market price of the common stock on the date of the agreement, has been capitalized as an intangible asset and is being amortized over the two-year life of the license agreement.

(7) Accrued Expenses

   Accrued expenses consist of the following:

                                                               2001      2000
                                                            ---------- ---------
   Accrued legal expense................................... $  301,807   511,641
   Accrued technical consulting fees.......................    571,420       --
   Accrued brokerage fee...................................        --    100,000
   Accrued payroll and related costs.......................    155,049   153,834
   Accrued professional fees...............................    205,213    93,592
   Accrued royalty fees....................................    110,000       --
   Accrued interest........................................        --     30,000
   Deferred revenue........................................     45,194       --
   Accrued other...........................................    271,544   203,020
                                                            ---------- ---------
                                                            $1,660,227 1,092,087
                                                            ========== =========

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

(8) Subordinated Convertible Debentures

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

   Upon issuance, the total intrinsic value of the embedded conversion feature of the subordinated convertible debentures was $1,425,000. In accordance with EITF 98-5, the Company recorded a discount for the intrinsic value of the embedded conversion feature up to the principal amount ($600,000) of the issued subordinated convertible debentures. The Company is amortizing the discount over the one-year life of the subordinated convertible debentures. For the years ended January 27, 2001 and January 29, 2000, amortization totaling $319,700 and $280,300, respectively, has been included in interest expense.

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

   One of the Company's directors and a principal shareholder was a holder of subordinated convertible debentures totaling $125,000.

   In July 2000, the Company received notice that all holders of the subordinated convertible debentures had chosen to convert the debenture to shares of the Company's common stock. As a result, the Company issued 1,320,000 shares of its common stock and 1,200,000 warrants at an exercise price of $2.00 per warrant ("debentures holders' warrants").

(9) Equipment Loan

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


(10) Stockholders' Equity

 Common Stock

   On March 6, 2000, the Company consummated a private placement financing arrangement ("March financing") pursuant to which it issued 2,699,999 shares of its restricted common stock at $3.00 per share and

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

warrants to purchase up to 2,699,999 shares of common stock ("March financing warrants") for proceeds of $7,939,132, net of issuance costs of $160,868. Among the purchasers of these securities were the Company's President and its Chairman of the Board, who acquired an aggregate of 116,666 shares for $350,000. In connection with this transaction, the Company issued 24,999 shares of common stock and warrants ("Broker warrants"). The value of the shares of common stock and warrants of approximately $144,000 was recognized as offering costs and charged directly against additional paid-in capital.

   On August 3, 2000, the Company consummated a private placement financing arrangement pursuant to which it issued 327,869 shares of the Company's common stock for $1,000,000 and provided 327,869 warrants to purchase common stock exercisable at $4.50 at $.10 per warrant purchase ("August financing warrants"). The gross proceeds to the Company were $1,032,787.

   On February 5, 1999, the Company consummated a private placement financing arrangement pursuant to which it issued 2,593,978 shares of its common stock at between $.06 and $.09 per share for an aggregate of $165,214. In connection with this transaction, the Company recorded a stock-based compensation charge of $1,728,390 for the difference between the fair value of the Company's common stock issued and the cash proceeds received.

   In August and September 1999, the Company consummated private placement financing arrangements pursuant to which it issued 580,000 shares of its common stock at $1.25 per share for an aggregate of $725,000.

 Warrants

   As of January 27, 2001, the following warrants were outstanding:

                           Title of         Aggregate
                          issuance of       amount of
                           security        securities
                         called for by    called for by     Term of the      Exercise Redemption
Title                      warrants         warrants          warrants        price     price
-----                 ------------------- ------------- -------------------- -------- ----------
Redeemable                                              May 17, 1995 to
 warrants                    Common stock   1,150,000   January 31, 2002      $ 3.50    $0.10
Underwriters'                                           November 17, 1995 to
 underlying warrants  Redeemable warrants     100,000   January 31, 2002       .1015      --
Directors'                                              August 31, 1996 to
 warrants                    Common stock     200,000   August 31, 2003         1.00      --
March financing                                         March 6, 2000 to
 warrants                    Common stock   2,699,999   March 4, 2005           4.50      --
Broker's                                                March 6, 2000 to
 warrants                    Common stock      24,999   March 4, 2005           4.50      --
Debentures                                              July 14, 2000 to
 holders' warrants           Common stock   1,200,000   July 13, 2003           2.00      --
August financing                                        August 3, 2000 to
 warrants                    Common stock     327,869   March 4, 2005           4.50      --
                                            ---------
Total warrants                              5,702,867
                                            =========

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


 Redeemable Warrants

   In connection with WAW's 1994 initial public offering, WAW issued an aggregate of 1,150,000 redeemable common stock purchase warrants. Each warrant originally entitled the holder to purchase one share of common stock at a price of $5.00, subject to adjustment in specified circumstances, for a period of three years commencing on May 17, 1995 and ending on May 17, 1998. In May 1998, WAW extended the exercise period of the warrants to May 17, 2000. On July 6, 1999, the Company's board of directors approved the reduction of the warrant exercise price from $5.00 per share to $3.50. In connection with this change, the Company recorded the value of the modification of $210,500, based on the change in the quoted market price of the warrants, as additional paid-in capital and a direct charge to accumulated deficit. The warrants are redeemable by the Company, at anytime upon notice of not less than 30 days, at a price of $0.10 per warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day before the day on which the Company gives notice has been at least 150% of the then-effective exercise price of the warrants.

   In March 2000, the Company's Board of Directors approved an exercise period extension of the warrants to October 31, 2000. In August 2000, the exercise period was extended to January 31, 2001 and in December 2000 it was extended to January 31, 2002. In connection with the exercise period extension, the Company recorded the value of the modification of $548,550, based on the Black-Scholes option valuation model, as additional paid-in capital and a direct charge to accumulated deficit.

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

   In May 1998, WAW extended the exercise period of the underlying warrants to May 17, 2000. On July 6, 1999, the Company's board of directors approved the reduction of the exercise price of the underlying warrants and the purchase price of the common stock to $.1015 and $3.50, respectively. In connection with this change, the Company recorded the value of the modification of $18,300, based on the change in the quoted market price of the warrants, as additional paid-in capital and a direct charge to accumulated deficit.

   In March 2000, the Company's Board of Directors approved an exercise period extension of the underlying warrants to October 31, 2000. In August 2000, the exercise period was extended to January 31, 2001 and in December 2000 it was extended to January 31, 2002. In connection with the exercise period extension, the Company recorded the value of the modification of $47,700, based on the Black-Scholes option valuation model, as additional paid-in capital and a direct charge to accumulated deficit.

 Directors' Warrants

   In August 1996, the WAW obtained debt financing from three individuals who were directors at the time to fund working capital requirements. In connection with the debt issuance, WAW granted warrants to purchase an aggregate of up to 200,000 shares of its common stock at an exercise price of $1.00 per share. The securities underlying the warrants are subject to demand and "piggyback" registration rights. All amounts outstanding under the working capital commitments were repaid together with accrued interest in January 1997. The directors' warrants expire on August 31, 2003.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


 Stock Options

 1994 Stock Option Plan

   In November 1994, the Company adopted the 1994 Stock Option Plan ("Stock Option Plan"), pursuant to which employees, directors, consultants and other persons who perform substantial services for or on behalf of the Company may be granted stock options to purchase shares of the Company's common stock. The Stock Option Plan, as amended, reserved 560,000 shares of the Company's common stock for issuance under the Stock Option Plan as incentive or non-incentive stock options. Options under the Stock Option Plan vest ratable between one and five years as determined by the Board of Directors and must be exercised within ten years from the date of grant. The exercise price per share of each stock options will be an amount not less than the par value of such shares and, in the case of incentive options, not less than the fair market value of such shares on the date of grant. At January 27, 2001, 59,833 shares are available to be granted under the Stock Option Plan.

 1994 Non-Employee Directors' Stock Option Plan

   In November 1994, the Company adopted the 1994 Non-employee Directors' Stock Option Plan ("the Directors' Plan"), pursuant to which non-employee directors may be granted options to purchase shares of the Company's common stock. An aggregate of 40,000 shares of common stock have been reserved for issuance under the Directors' Plan. Options vest as determined by the Board of Directors on the date of grant and must be exercised within ten years from the date of grant. All stock options granted under the Directors' Plan will be exercisable at the fair market value of the Company's common stock on the date of grant. At January 27, 2001, 20,000 shares are available to be granted under the Directors' Plan.

 Nonplan Stock Options

   In February 2000, the Company granted 1,250,000 options to certain employees, directors and a former director of the Company at an exercise price of $4.50 of the total options granted, 1,200,000 options became exercisable on February 4, 2001, while the remaining options become exercisable on February 4, 2002. Included in the February 2000 grant were 200,000 stock options issued to the Company's former chairman and principal stockholder for consulting services. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated fair value of the stock options of approximately $544,000 was recorded as deferred compensation and is being recognized over the service period and vesting period of one year.

   In March 2000, the Company granted 150,000 options to an employee of the Company at an exercise price of $4.00. Of the total options granted, one-third of the shares became exercisable on September 10, 2000 while the remaining were exercisable on each annual anniversary of the option grant. In connection with the stock option grant, the Company recorded deferred compensation totaling $1,155,000, representing the difference between the fair value of the unregistered common stock and the exercise price on the date of grant. Subsequently, on September 18, 2000, the Company terminated the employee. As a result, the Company reversed the unearned portion of the unrecognized deferred compensation totaling $770,000.

   In March 2000, in connection with an employment agreement, the Company granted an employee options to purchase 25,000 unregistered shares of the Company's common stock at $4.00 per share. These options vest equally over two years commencing one year from the date of the agreement. In connection with the stock option grant, the Company recorded deferred compensation totaling $105,300, representing the difference between the fair value of the unregistered common stock on the date of grant and the exercise price. The balance is being recognized as compensation expense over the two-year vesting period.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


   In May 2000, the Company entered into a consulting agreement with a consulting firm to provide business consulting services to the Company. In connection with this agreement, the Company issued options to purchase 150,000 shares of unregistered common stock at an exercise price of $5.00 per share. The estimated fair value of the stock options, based on the Black-Scholes option valuation model of approximately $561,900, was recorded as deferred compensation and is being recognized over the ten-month vesting period.

   In May 2000, the Company granted an employee and two directors options to purchase an aggregate of 82,000 unregistered shares of the Company's common stock at $4.00 per share, the approximate fair value on the date of grant. The options granted to the employee vest equally over three years commencing one year from the date of the employment agreement. The options granted to the directors vest on the one-year anniversary of the date of grant.

   In October 2000, the Company granted a consultant options to purchase 200,000 unregistered shares of the Company's common stock at an exercise price of $4.00 per share. Of the 200,000 options, 20,000 vested immediately and the remainder vest equally on the last day of each calendar quarter beginning December 31, 2000 and ending December 31, 2002. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated value of the stock options of $736,400 is being amortized over the service period.

   During fiscal year 2000, the Company issued nonplan stock options to directors and consultants. In connection with these grants, the Company recorded compensation and consulting expense of approximately $156,000.

   In February, 1999, the Company granted to two directors and principal shareholders and to its President and Chief Executive Officer options to purchase 20,000 unregistered shares each of the Company's common stock at an exercise price of $0.8125. The options vest one-year from the date of grant.

   In February 1999, the Company granted to a third-party 5,000 stock options to purchase shares of the Company's common stock in consideration for providing certain furniture to the Company. The stock options were granted at $0.8125, the fair market value of the common stock on the date of grant. The estimated value of the stock option grant was approximately $2,800. The options vest 50% on December 31, 1999 and 50% on December 31, 2000.

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

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

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

   In January 2000, the Company granted a consultant options to purchase 20,000 shares of the Company's restricted common stock at an exercise price of $4.00 per share. The options vest over the one-year term of the agreement. The Company calculated the value of the stock option grant using the Black-Scholes option valuation model. The estimated value of the stock options of $61,000 is being amortized over the service period.

   The following table summarizes information about the Company's aggregate stock option activity for the years ended January 27, 2001 and January 29, 2000:

                                              2001                2000
                                       ------------------- -------------------
                                                  Weighted            Weighted
                                                  average             average
                                       Number of  exercise Number of  exercise
                                        shares     price    shares     price
                                       ---------  -------- ---------  --------
   Options outstanding, beginning of
    year.............................  1,595,167   $1.23               $
     Acquired through WAW
      acquisition....................        --      --      520,167    2.24
     Granted.........................  2,432,000    4.06   1,625,000    0.51
     Exercised.......................    (15,000)   0.81         --      --
     Forfeited.......................   (375,000)   2.14    (550,000)   0.06
                                       ---------   -----   ---------   -----
   Options outstanding, end of year..  3,637,167   $3.03   1,595,167   $1.23
                                       =========   =====   =========   =====

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


   The following table summarizes information about the Company's outstanding stock options at January 27, 2001:

                     Options outstanding                   Options exercisable
            -------------------------------------------   --------------------------
                                           Weighted-
                                            average
                            Weighted-      remaining                      Weighted
                             average      Contractual                     average
Exercise      Number        exercise         life           Number        exercise
 price      outstanding       price         (years)       exercisable      price
--------    -----------     ---------     -----------     -----------     --------
$0.06           50,000        $0.06          8.68             50,000       $0.06
$0.50           50,000         0.50          8.34             50,000        0.50
$0.81          635,000         0.81          8.02            635,000        0.81
$0.94           75,000         0.94          8.78             55,000        0.94
$1.00           36,667         1.00          5.58             36,667        1.00
$1.50          160,000         1.50          6.29            160,000        1.50
$1.69           49,000         1.69          5.31             49,000        1.69
$1.88          217,500         1.88          8.01            217,500        1.88
$4.00        2,107,000         4.00          9.30             90,000        4.00
$4.25           80,000         4.25          3.88             80,000        4.25
$5.00          177,000         5.00          8.43            139,500        5.00
             ---------                                     ---------
             3,637,167        $3.03          8.58          1,562,667       $1.77
             =========        =====          ====          =========       =====

   SFAS No. 123 sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25 to account for its stock-based compensation plans. Had compensation costs for awards in fiscal 2001 under the Company's stock-based compensation plans been determined based on the fair value method set forth under SFAS No. 123, the pro forma effect on the Company's net loss would have been as follows:

                                                          2001         2000
                                                      ------------  -----------
   Net loss                  As reported............  $(12,143,904) (16,809,157)
                             Pro forma..............   (14,270,548) (17,011,601)
   Net loss per common share As reported............         (0.46)       (0.96)
                             Pro forma..............         (0.54)       (0.97)

   The weighted-average fair values at the date of grant for options granted during the years ended January 27, 2001 and January 29, 2000 was $4.22 and $0.66, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                   2001  2000
                                                                   ----  ----
   Expected life in years......................................... 2.5   2.0
   Interest rate.................................................. 6.1%  5.0%
   Volatility..................................................... 181%  170%
   Dividend yield................................................. --    --

(11) Commitments and Contingencies

 Leases

   The Company has entered into several noncancelable operating leases for certain office facilities, which expire at various dates through June 2007. In connection with entering into various lease agreements for its office facilities, the Company has provided the landlords with security deposits. Security deposits totaling

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

$216,400 and $7,929 were outstanding and are shown separately on the accompanying consolidated balance sheets. Total rental expense under the Company's operating leases was approximately $254,000 and $129,500 for the years ended January 27, 2001 and January 29, 2000, respectively.

   Future minimum rental payments under these noncancelable operating leases as of January 27, 2001 are as follows:

                                               Operating
            Fiscal year end                      leases
            ---------------                    ----------
            2002.............................. $  526,157
            2003..............................    535,268
            2004..............................    468,637
            2005..............................    385,896
            2006..............................    381,255
            Thereafter........................    292,857
                                               ----------
                                               $2,590,070
                                               ==========

   In connection with the 1997 sale of the WAW retail operations, the Company agreed to assign the existing operating leases to the buyer. The Company received landlord consent for all of the lease assignments, except one for which the landlord consent for the assignment was not required. The Company, as well as the buyer, believe that the buyer has satisfactorily complied with the landlord's requirements for assigning this lease obligation. However, the Company may still be held liable under these lease obligations should the buyer default on the assigned leases. Management estimates that the total remaining payments under the assigned leases as of January 27, 2001 were approximately $3.9 million. In addition, the lease agreements contain contingency clauses regarding results. In December 2000, the buyer filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, Northern District of California. Management seeks to eliminate or mitigate to the extent possible any damages it may suffer as a result of the buyer's potential breaches of the assigned lease agreements. Because no actual claims against the Company have been made as of yet, an estimate of the potential liability, if any, can not be made at this time.

   During 2001, the Company signed a seven-year lease agreement for the Worldwide Assist premises. As part of the lease agreement, the Company received a tenant allowance totaling approximately $199,000. The Company is amortizing this allowance against rent expense over the life of the lease. The lease agreement also requires that the Company remit to the lessor an irrevocable letter of credit for approximately $260,000. To date, the Company has not remitted such letter of credit. The Company is currently negotiating with the lessor regarding this matter.

 Employment Contracts

   The Company maintains employment contracts with several members of its management team, including the President and Chief Executive Officer, Chief Technology Officer, Vice President of Cryptography and Vice President of Software Engineering. Several of the contracts contain provisions to pay up to six months of base salary in the event of termination.

   Pursuant to an employment agreement commencing February 4, 1999, the President and Chief executive Officer will be provided an annual salary of $200,000 and 500,000 options to purchase shares of the Company's common stock of which 50% vested immediately and the remaining 50% vested upon completion of the first full year of employment. In the event of termination, the President and Chief Executive Officer is entitled to the greater of $500,000 or two full years pay including any bonuses less taxes and social security

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

required to be withheld. In June 2000, the Company's Board of Directors extended the employment contract of the President and Chief Executive Officer through December 31, 2001 with a salary of $250,000 per year plus certain incentive bonuses.

   Pursuant to a two-year employment agreement commencing August 7, 2000, the Vice President of Software Engineering will be provided an annual salary of $100,000 for the first year and $150,000 for the second year and a maximum contingent bonus equal to his annual salary, plus 100% of earnings before interest and taxes attributable to work previously performed during the calendar year 2000 by MVP, but only to the extent that such earnings before interest and taxes exceed $250,000. In addition the employee will be entitled to receive 25% of the Company's calendar year 2001 earnings before interest and taxes attributable to the type of software development work previously performed by MVP, but only to the extent that such earnings exceed $500,000. In the event of termination, the Vice President of Software Development is entitled to four months of base salary.

 Telecommunications Contract

   The Company signed an agreement with AT&T for telecommunication services for a period of four years beginning in March 1999. In connection with the agreement, AT&T advanced funds to the Company for the purchase of telecommunication's equipment (see note 9). The repayment of the advance is based on telephone usage. Under the agreement, the Company is committed to purchase telecommunication services of approximately $6,000 per month.

 Legal Proceedings

   The Company is a co-defendant along with Platinum 2000 in a lawsuit filed by First American Payment Processing ("FAPP") in the United States District Court for the District of Arizona alleging breach of an exclusive services agreement entered into by Platinum 2000 and FAPP. The action seeks recovery of $1.3 million. The Company filed a motion to dismiss the complaint; however, the motion was denied by the Court. On February 23, 2001, the Company filed an answer to FAPP's complaint denying the material allegations and asserting various affirmative defenses. At this time, no trial date has been set. At the present stage, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, which may be experienced by the Company. The Company intends to contest the case vigorously and believes it has no liability in this matter.

   During fiscal 2001, the New York Attorney General's Office ("AG") initiated an investigation into the acts and practices of the Company and others including the sale of benefits packages to the public, and particularly, components of those packages that allegedly offered credit-related services. During February 2001, the New York AG issued a "Notice of Proposed Action", thereby advising the Company (and others) that it intended to bring a formal action to enjoin certain acts and practices of the Company and to obtain monetary relief. On April 20, 2001, the Company became aware through a press release and newspaper articles that the New York Attorney General had filed suit against its Canadian operation for selling benefit packages to residents of New York State. The Company has not received any copy of the lawsuit, and the Company does not know the allegations set forth therein. The Company believes that the sale of benefits packages by its Canadian operation complies with the law. The Company vigorously denies that it has done anything wrong in its business operations. Furthermore, it has a refund policy which allows anyone who wants their money back to get a full refund with no questions asked within a specified period. The Company has engaged counsel to defend this action.

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

   In April 2001, a verified complaint was served on the Company. The matter relates to a dispute regarding the payment of fees for consulting and public relations services. The plaintiff is seeking approximately $1 million in actual and consequential damages for services. The Company believes it has no liability in this matter. The Company intends to contest the case vigorously.

   The Company is also involved in other legal proceedings, and claims arising in the ordinary course of business. The Company does not believe that any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

 Royalty Commitment

   On May 1, 2000, the Company entered into a license agreement (the "Agreement") with Gator Marketing Concepts, Inc. for the rights to provide and sell a new discount package product called "Triple Gold." Triple Gold is a group discount package that permits consumers to buy goods and services at reduced prices over traditional providers throughout North America. The Agreement term is for 20 months and calls for a guaranteed royalty payment of approximately $320,000 for the first eight months. For the remaining 12 months of the Agreement, the Company must pay a specified royalty based on sales volume.

   On December 15, 2000, the Agreement was amended to limit the total royalty aggregate payments to $350,000. As of January 27, 2001, an accrued liability of $110,000 is included in accrued expenses representing the remaining royalty payment under the terms of the amended Agreement.

(12) Income Taxes

   The following table reconciles the Federal statutory income tax rate to the Company's effective income tax (benefit) rate for the years ended January 27, 2001 and January 29, 2000:

                                                                 2001    2000
                                                                 -----   -----
   Federal statutory income tax rate............................ (34.0%) (34.0%)
   Change in valuation allowance................................  21.0     5.0
   Stock-based charges..........................................   --     28.0
   Other........................................................  13.0     1.0
                                                                 -----   -----
   Effective income tax (benefit) rate..........................   --      --
                                                                 =====   =====

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


   Deferred income tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences at January 27, 2001 and January 29, 2000 are presented below:

                                 January 27,   January
                                    2001       29, 2000
                                 -----------  ----------
   Deferred tax assets:
     Federal net operating loss
      credit carryforwards.....  $ 2,528,797     437,733
     State net operating loss
      carryforwards............      706,532      80,723
     Foreign net operating loss
      carryforwards............    1,285,000     430,987
     Start-up and
      organizational costs.....      132,836      86,168
     Non-qualified stock
      options..................      754,524      63,022
     Foreign capital assets....      110,000         --
     Other.....................       39,387       7,047
                                 -----------  ----------
       Total gross deferred tax
        assets.................    5,557,076   1,105,680
   Less: valuation allowance...   (4,922,461) (1,105,680)
                                 -----------  ----------
       Net deferred tax
        assets.................      634,615         --
                                 -----------  ----------
   Deferred tax liabilities:
     MVP amortization..........      585,647         --
     COMSEC amortization.......        4,362         --
     Depreciation..............        7,384         --
     Other.....................       37,222         --
                                 -----------  ----------
       Total gross deferred tax
        liabilities............      634,615         --
                                 -----------  ----------
       Net deferred tax
        assets.................  $       --          --
                                 ===========  ==========

   The valuation allowance for deferred tax assets was $4,922,461 and $1,105,680 as of January 27, 2001 and January 29, 2000, respectively. The net change in the total valuation allowance for the years ended January 27, 2001 and January 29, 2000 was an increase of $3,816,781 and $1,005,231, respectively. The valuation allowance has been established because, based on the limited operating history of the Company and other available evidence, the realization of the deferred tax assets does not meet the "more likely than not" criteria under SFAS No. 109.

   At January 27, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,400,000 which are available to offset future Federal taxable income, if any, through 2021. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards and other tax attributes may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

(13) Other Related Party Transactions

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

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000


   The Company paid consulting fees to a firm which is an affiliate of the Company's Chairman of the Board of Directors. Total fees incurred were approximately $98,300 for the year ended January 27, 2001.

   The Company paid consulting fees to a firm owned by a principal shareholder and former Chairman of the Board. Total fees incurred were approximately $51,700 and $70,000 for the years ended January 27, 2001 and January 29, 2000, respectively.

   The Company entered into a month-to-month sublease agreement with Young Management Group, Inc. ("YMG") for its former headquarters in a facility located in Burlington, Massachusetts. YMG is owned by Stanley Young, the former chairman and a significant stockholder of the Company. The Company's lease payments to YMG were approximately $72,700 and $66,000 in the years ended January 27, 2001 and January 29, 2000, respectively.

(14) Segment Reporting

   As of January 27, 2001, the Company's operations are classified in three reportable business segments; secure wireless encryption segment, Internet customer contact service center segment and telecom services segment. The secure wireless encryption segment began in fiscal 2000 and is in its development stage. Research and development costs totaling $3,741,380 and $3,404,550 in fiscal years 2001 and 2000, respectively, relate solely to the secure wireless segment. The revenue from the secure wireless encryption segment relates primarily to services performed by MVP during the period from the acquisition date (August 7, 2000) through January 27, 2001. The Internet customer contact service center segment began in fiscal 2001 and is also in its development stage. Call center teleservices, included in the telecom services segment, are provided though the Canadian subsidiary, TeleHubLink Corporation, who provides services in both the United States and Canada. The following is a tabulation of business segment information for the years ended January 27, 2001, and January 29, 2000:

                                            Internet
                                            customer
                                Secure      contact
                               wireless     service     Telecom
                              encryption     center     services
                               segment      segment     segment       Total
                             ------------  ----------  ----------  -----------
2001
  Revenue................... $    497,455         --   10,071,557   10,569,012
  Operating loss............   (9,609,330) (1,312,912) (1,069,361) (11,991,603)
  Net interest..............     (129,474)        294         151     (129,029)
  Pretax loss...............   (9,738,804) (1,312,618) (1,092,482) (12,143,904)
  Net loss..................   (9,738,804) (1,312,618) (1,092,482) (12,143,904)
  Assets....................    3,676,986     806,930     804,024    5,287,940
  Depreciation and
   amortization.............    1,571,009      80,042     116,323    1,767,374
  Additions to long-lived
   assets...................    2,492,350     645,938      26,806    3,165,094

2000
  Revenue................... $        --          --    1,151,827    1,151,827
  Operating loss............  (15,263,663)        --   (1,204,555) (16,468,218)
  Net interest..............     (310,300)        --       (9,219)    (319,519)
  Pretax loss...............  (15,573,963)        --   (1,235,194) (16,809,157)
  Net loss..................  (15,573,963)        --   (1,235,194) (16,809,157)
  Assets....................    1,851,889         --      707,345    2,559,234
  Depreciation and
   amortization.............          --          --      166,906      166,906
  Additions to long-lived
   assets...................    1,800,000         --      695,602    2,495,602

                    TELEHUBLINK CORPORATION AND SUBSIDIARIES

                     January 27, 2001 and January 29, 2000

   For the years ended January 27, 2001 and January 29, 2000, all the Company's revenues were derived from sales in North America.

   Revenues from two and four customers of the Telecom services segment represents approximately 87% and 46% of the Company's consolidated revenues for the years ended January 27, 2001 and January 29, 2000. During 2001, the Company lost the business of its largest customer which resulted in a significant sales decline in the fourth quarter of 2001.

(15) Subsequent Events

 Issuance of a Convertible Promissory Note

   On March 27, 2001, the Company raised $2,500,000 million through the issuance of a convertible promissory note. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note is due and payable at the earlier of July 26, 2001, the closing of the sale of Company's assets, the exchange or sale of its capital stock or change in control of the Company.

   The principal and interest on the note is convertible into shares of the Company's common stock at any time at the option of the holder or automatically with the consummation of an equity offering by the Company where the gross proceeds are at least $10,000,000, which includes the proceeds from this convertible promissory note. Upon the optional conversion, the note will convert into common stock of the Company at a price per share equal to (x) the lesser of (i) the average trading price for 20 trading days immediately preceding the date of notice of conversion from the holder or (ii) $1.25 multiplied by (y) a specified percentage. Upon the automatic conversion, the price will be (k) the lesser of (i) the average price per share paid by the investors in the financing or $1.25.

   The holder of the convertible promissory note obtained a security interest in and to all property and assets of the Company.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                 DESCRIPTION
-----------      ---------------------------------------------------------------
  10.27          15% Convertible Promissory Note Purchase Agreement dated as of
                 March 26, 2001 between CFE, Inc. and the Registrant

  10.29 Trademark Security Agreement dated as of March 26, 2001 by Registrant in favor of CFE, Inc.

  10.30          15% Covertible Promissory Note dated March 26, 2001 in favor of
                 CFE, Inc.

  21             Subsidiaries of the Registrant

  23.1           Consent of Independent Accountants--KPMG LLP.