Form 10QSB
period 2001-04-28
TELEHUBLINK CORP
filed 2001-06-12
CIK 931073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 28, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period _________to__________

                        Commission File Number 0-25002

                           ________________________


                            TELEHUBLINK CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                 DELAWARE                              59-3200879
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification Number)


           ONE TECHNOLOGY DRIVE
                 ANDOVER, MA                                  01810
 (Address of principal executive offices)                   (Zip Code)

                   Issuer's telephone number: (978) 682-1600

                                      N/A
  (Former name, former address, and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: At June 11, 2001, there were 29,082,975 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [_] Yes    [X] No

                            TELEHUBLINK CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets - April 28, 2001 (unaudited)and
January 27,2001 ..........................................................   3

Condensed Consolidated Statements of Operations for the Thirteen Weeks
Ended April 28, 2001 and April 29, 2000 (unaudited).......................   4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks
Ended April 28, 2001 and April 29, 2000 (unaudited).......................   5

Notes to Condensed Consolidated Financial Statements.......................  6

Item 2. Management's Discussion and Analysis or Plan of Operation..........  8


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................   17

Item 2. Changes in Securities............................................   17

Item 6. Exhibits and Reports on Form 8-K ................................   18

SIGNATURES...............................................................   18

                            TELEHUBLINK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           April 28,    January 27,
                                                             2001           2001
                                                         -------------  -------------
                                                          (Unaudited)

                                 ASSETS
Current assets:
    Cash and cash equivalents                           $    970,694       $    576,966
    Accounts receivable, net                                 174,429            241,331
    Advances to employees                                     80,000             80,500
    Prepaid expenses and other current assets                249,839            556,755
                                                        ------------       ------------
                    Total current assets                   1,474,962          1,455,552

Property and equipment, net                                1,193,547          1,274,273
Intangible assets, net                                     1,906,396          2,341,715
Security deposits                                            216,400            216,400
                                                        ------------       ------------
                    Total assets                        $  4,791,305       $  5,287,940
                                                        ============       ============

                     Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Convertible promissory note                         $  2,531,849       $         --
    Accounts payable                                       1,347,516            869,920
    Accrued expenses                                         668,987          1,660,227
    Short-term portion of deferred rent                       56,580             56,580
    Equipment loan                                           180,674            180,674
                                                        ------------       ------------
                    Total current liabilities              4,785,606          2,767,401

Long-term liabilities:
    Long-term portion of deferred rent                       170,101            179,363
                                                        ------------       ------------
                    Total liabilities                      4,955,707          2,946,764
                                                        ------------       ------------


Stockholders' Equity (Deficit):
    Common stock                                             290,830            290,830
    Additional paid-in capital                            32,857,711         32,857,711
    Deferred compensation                                   (637,000)          (806,032)
    Accumulated deficit                                  (32,675,943)       (30,001,333)
                                                        ------------       ------------
                    Total stockholders' equity (deficit)    (164,402)         2,341,176
                                                        ------------       ------------
                    Total liabilities and stockholders'
                                      equity (deficit)  $  4,791,305       $  5,287,940
                                                        ============       ============

See accompanying notes to condensed consolidated financial statements.

                            TELEHUBLINK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                                                                         APRIL 28, 2001         APRIL 29, 2000
                                                                                        __________________   ____________________
                                                                                           (Unaudited)            (Unaudited)
Revenue                                                                                    $ 1,395,609            $   338,546
Cost of revenue                                                                              1,131,804                251,172
                                                                                           -----------            -----------
       Gross profit                                                                            263,805                 87,374
                                                                                           -----------            -----------
Operating expenses:
  Research and development                                                                   1,081,026                489,451
  Selling, general and administrative expenses (includes stock-based charges of
    $169,032 and $143,008 in 2001 and 2000, respectively)                                    1,305,165                561,889
  Depreciation and amortization                                                                525,232                284,045
                                                                                           -----------            -----------
       Total operating expenses                                                              2,911,423              1,335,385
                                                                                           -----------            -----------
       Operating loss                                                                       (2,647,618)            (1,248,011)

Other income (expense):
Interest and other income                                                                        4,857                 56,556
Interest and other expense                                                                     (31,849)              (165,839)
                                                                                           -----------            -----------
       Net loss                                                                             (2,674,610)            (1,357,294)
                                                                                           ===========            ===========

Basic and diluted net loss per share                                                       $      (.09)           $      (.05)
                                                                                           ===========            ===========
Weighted average shares of common
   stock outstanding used in computing basic
   and diluted net loss per share                                                           29,082,975             25,401,188
                                                                                           ===========            ===========




     See accompanying notes to condensed consolidated financial statements.

                            TELEHUBLINK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                       THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                                                                          APRIL 28, 2001         APRIL 29, 2000
                                                                                       ---------------------  ---------------------
Cash flows from operating activities:
 Net loss                                                                                       $(2,674,610)            (1,357,294)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                     525,232                284,045
  Amortization of debt discount                                                                          --                150,000
  Stock-based charges                                                                               169,032                143,008
  Changes in operating assets and liabilities, net of impact of business acquisitions:
   Accounts receivable                                                                               66,902               (205,731)
   Prepaid expenses and other current assets                                                        307,416                 18,233
   Other assets                                                                                          --                  7,929
   Accounts payable                                                                                 509,445                 22,209
   Accrued expenses                                                                                (991,240)              (320,083)
   Other liabilities                                                                                 (9,262)                    --
                                                                                                -----------             ----------
    Net cash used in operating activities                                                        (2,097,085)            (1,257,684)
                                                                                                -----------             ----------
Cash flows from investing activities:
 Proceeds from sale of assets                                                                            --                125,000
 Purchases of property and equipment                                                                 (9,187)                    --
                                                                                                -----------             ----------
    Net cash provided by (used in) investing activities                                              (9,187)               125,000
                                                                                                -----------             ----------
Cash flows from financing activities:
 Proceeds from convertible promissory note                                                        2,500,000                     --
 Proceeds from issuance of common stock                                                                  --              7,939,132
 Proceeds from issuance of stock options                                                                 --                 12,187
 Proceeds from stockholders' note receivable                                                             --                  3,763
                                                                                                -----------             ----------
    Net cash provided by financing activities                                                     2,500,000              7,955,082
                                                                                                -----------             ----------
 Net increase in cash and cash equivalents                                                          393,728              6,822,398

 Cash and cash equivalents, beginning of period                                                     576,966                 26,549
                                                                                                -----------             ----------
 Cash and cash equivalents, end of period                                                       $   970,694              6,848,947
                                                                                                ===========             ==========
 Supplemental disclosure information:
 Cash paid during the period for interest                                                       $        --                    839
                                                                                                ===========             ==========

Business acquisitions:
  Fair value of assets acquired                                                                 $        --                422,222
  Liabilities Assumed                                                                                    --                (62,222)
  Issuance of common stock                                                                               --               (360,000)
                                                                                                -----------             ----------
  Cash paid                                                                                     $        --                     --
                                                                                                ===========             ==========

     See accompanying notes to condensed consolidated financial statements.

                            TELEHUBLINK CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of TeleHubLink Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated condensed financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited interim consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended January 27, 2001 filed on April 27, 2001.

     Operating results for the thirteen weeks ended April 28, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

     Certain reclassifications have been made to the April 29, 2000 condensed consolidated financial statements to conform to the April 28, 2001 presentation.

(2)  ISSUANCE OF CONVERTIBLE PROMISSORY NOTE

     On March 27,2001, the Company raised $2,500,000 through the issuance of a convertible promissory note to CFE, Inc., a subsidiary of General Electric Capital Corporation. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest are due and payable at the earlier of July 26, 2001, the closing of the sale of all or substantially all of the Company's assets, the sale of the Company or change in control of the Company.

     The principal and interest on the note is convertible into shares of the Company's common stock at any time at the option of the holder or automatically with the consummation of an equity offering by the Company where the gross proceeds are at least $10,000,000, which includes the proceeds from the convertible promissory note. Upon the optional conversion, the note will convert into common stock of the Company at a price per share equal to (x) the lesser of
(i) the average trading price for 20 trading days immediately preceding the date of notice of conversion from the holder or (ii) $1.25, multiplied by (y) a specified percentage. Upon the automatic conversion, the price will be (x) the lesser of (i) the average price per share paid by the investors in the financing or (ii) $1.25, multiplied by (y) a specified percentage.

(3)  SEGMENT REPORTING

     As of April 28, 2001, the Company's operations were classified in three reportable business segments: secure wireless encryption segment, internet customer contact service center segment and telecom services segment. On May 21, 2001 the Company announced the closing of the internet customer contact service center and is focusing its resources on the secure wireless encryption segment. The Company plans to continue the telecom services business.

     The secure wireless encryption segment began in fiscal 2000 and is in a developmental stage. Research and development costs totaling $1,081,026 for the thirteen-week period ending April 28, 2001 relate solely to the secure wireless encryption segment. The majority of the Company's revenue is derived from selling discount content books through the telecom services segment by our Canadian subsidiary in the first quarter of Fiscal 2002. Over the last twelve months, the Company shifted its teleservices operations from traditional call center activity to sales of discount packages. All revenues are derived from sales in North America. The following is a tabulation of business segment information for the thirteen weeks ending April 28, 2001 and April 27, 2000.

                                                            INTERNET
                                                            CUSTOMER
                                         SECURE             CONTACT
                                        WIRELESS            SERVICE             TELECOM
                                       ENCRYPTION           CENTER              SERVICES
                                        SEGMENT             SEGMENT             SEGMENT               TOTAL
                                      ------------          ---------          ---------           -----------
April 28, 2001
--------------
Revenue                               $    17,600                 --           1,378,009            1,395,609
Operating income (loss)                (2,399,283)          (313,976)             65,641           (2,647,618)
Net interest                              (31,849)                 8                  20              (31,821)
Pretax income (loss)                   (2,430,205)          (310,249)             65,844           (2,674,610)
Net income (loss)                      (2,430,205)          (310,249)             65,844           (2,674,610)
Assets                                  3,573,967            589,519             627,819            4,791,305
Depreciation and amortization             454,554             33,163              37,515              525,232
Additions to long-lived assets              4,116              5,071                  --                9,187

April 27, 2000
--------------
Revenue                               $        --                 --             338,546              338,546
Operating income (loss)                (1,257,367)                --               9,356           (1,248,011)
Net interest                               55,710                 --                   7               55,717
Pretax income (loss)                   (1,366,219)                --               8,925           (1,357,294)
Net income (loss)                      (1,366,219)                --               8,925           (1,357,294)
Assets                                  8,904,771                 --             669,608            9,574,379
Depreciation and amortization             266,866                 --              17,179              284,045
Additions to long-lived assets                 --                 --                  --                   --

---------------
The Company has included all corporate overhead costs in the secure wireless encryption segment. The segment information for the Internet customer contact service center segment and the telecom services segment does not reflect an allocation of corporate overhead costs.

(4)   LEGAL PROCEEDINGS

     On April 30, 2001 TeleHubLink was served a formal Complaint that the New York Attorney General had filed suit against its Canadian operations for selling benefit packages to residents of New York State. The Company believes that the sale of benefits packages by its Canadian operation complies with the law and the Company vigorously denies that it has done anything wrong in its business operations. Furthermore, it has a refund policy which allows anyone who wants their money back to get a full refund with no questions asked within a specified period. The Company has engaged counsel to defend this action. See
Part II Item 1 -- for further discussion.

(5)   SUBSEQUENT EVENTS

CLOSING OF CUSTOMER CONTACT SERVICE CENTER

     On May 21, 2001 the Company announced that it will focus its resources on the core wireless encryption business, continue with the Telecom business and close the WorldWide Assist division, which was established to focus on internet customer resource management and was located in Montreal, Canada. Worldwide Assist did not have any customers, revenue or potential revenue for the future. Therefore, management took action to reduce expenses by closing the operation. Currently, the Company is evaluating the overall financial effect of the WorldWide Assist closing. The net book value of fixed assets relating to WorldWide Assist was approximately $530,000. The total amount of wages and severance paid upon the termination of fourteen employees was approximately $30,000. The Company is currently working to sublet the space where WorldWide Assist conducted business. If the Company is unable to sublet this space we may be liable for the remaining lease payments under the lease and the unamortized portion of the leasehold improvement allowance totaling approximately $1.5 million. The severance cost and any financial impairments and liabilities resulting from the closing of WorldWide Assist will be recorded in the second quarter of Fiscal 2002.

PROPOSED EQUITY FINANCING

     On May 25, 2001, the Company signed a formal offer term sheet for $10 million with a private investment firm in exchange for common stock. The proposed transaction is expected to close in June 2001, although there can be no assurances that the funding will be completed.


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

     As a result of the 1997 sale of our assets, the TeleHub transaction and other recent acquisitions, we currently operate as a holding company. Substantially all of our assets consist of our ownership of the capital stock of our subsidiaries and we conduct our operations through our branches or subsidiaries. Consequently, references to "we", "us", "our" "THLC" or the "Company" are to TeleHubLink Corporation and our subsidiaries, taken as a whole, unless the text requires otherwise.

OUR BUSINESSES

     We currently separate our Company's function into the following business areas: Secure Wireless Encryption Technology and Telecom Services. On May 21, 2001 the Company announced that it is modifying its strategy and will close the

Internet Customer Contact Service Center because of the lack of any customers. This action may reduce the Company's future operating expenses. The Company will focus its resources on the development of the Secure Wireless Encryption Technology and will continue with the Telecom Services business.

SECURE WIRELESS ENCRYPTION

     On January 27, 2000, we acquired the outstanding capital stock of wirelessEncryption.com, Inc., or WEC. WEC is developing, under its trademark, Hornet(TM), formerly called iNSECT, a technology which we believe may, if successfully developed, permit ultra-secure communication signal protection and enhanced communication signal recovery. Hornet(TM) is based on advanced cryptographic and mathematical principles and sophisticated signal processing techniques, for wireless and Internet communications and other data transmission methods. We believe that this technology, if successfully developed, can be embedded in low-cost microchip devices known as application specific integrated circuits, or ASICS, which are used in mobile and hard wired telephones, computers, fax machines, fiber optic transmission devices, and smart cards. The simulation is conducted using two computers that represent sending and receiving parties. The simulation produces a transmission of data, in an advanced compressed, encrypted and "smeared" form, on one computer, and decompresses or "de-smears" on the other computer after authentication. The simulator is expected to be used to analyze what the characteristics and detailed behavior of the ASIC will be and how the technology may perform between communication devices. Communications devices may include cellular phones and other wireless products in real time. We believe that our technology may offer a cost effective solution to wireless device manufacturers such as cellular phones manufacturers. Some competitive technology solutions are not from the transmission to reception. They may be secured from the signal to the nearest tower but may be unsecured from any point in the transmission thereafter or to the receiver.

     In March 2000, we acquired all the outstanding equity of COMSEC Solutions, LLC, a technology-consulting firm with expertise in the fields of encryption, authentication and WEB and e-commerce security. We believe that the acquisition of COMSEC and the hiring of its founder and sole stockholder, as our Vice President of Cryptography, will enhance our internal technical team developing out Hornet(TM) technology. We believe that this acquisition brings additional talent with the technical expertise needed for our wireless encryption technology business.

     In April 2000, we announced the completion of the Hornet(TM), formerly called iNSECT, simulator. Our simulator is intended to be used as an engineering and business development tool to demonstrate the Hornet(TM) wireless encryption technology. We believe if this technology is developed, tested and accepted by the industry, we may be able to offer original equipment manufacturers (OEM's) and others a family of low-cost ASICSs that may provide security or enhanced signal recovery for both. This may allow us to license this technology to others on a per-unit royalty basis. The Company intends to subcontract the manufacture of ASICs to existing manufacturing companies. This microchip may allow us to license the use of the Hornet(TM) technology to third parties.

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

     In January 2001, we signed an agreement with IBM for the design and prototyping of our secure communications Application Specific Integrated Circuit
(ASIC) microchips called Hornet(TM). Under this agreement we have selected IBM to assist with the design and prototyping of the Hornet(TM) cryptographic ASICs. IBM intends to manufacture our microchips using its advanced SA-27E process technology. The agreement expires on December 5, 2003 and the estimated engineering services will be approximately $400,000. The agreement contains cancellation charges if we should inform IBM that we are requesting IBM to cancel all work under the agreement.

     On April 9, 2001, the Company filed a provisional patent application with the United States Patent Office. TeleHubLink filed the application for a new and major patent on its overall communications encryption technology. The underlying invention addresses issues already designed and implemented inside the Company's first Hornet(TM) ASIC.

     The Company acquired the worldwide right, title and interest in several patents for communications signal protection. TeleHubLink acquired four fundamental patents covering nine countries involving communications signal protection. The patents are protected in the countries of the United States, Australia, Austria, Switzerland, Germany, France, United Kingdom, Greece and New Zealand. The Company also has a similar patent pending on communications signal protection in Japan.

     We cannot assure you that we will successfully complete the development and testing of our technology, obtain any patent protection for our technology or that our technology will not infringe the intellectual property rights of others or that we will achieve commercial acceptance of our technology.

INTERNET CUSTOMER CONTACT SERVICE CENTER

     On May 21, 2001, the Company announced that it will focus its resources on the core wireless encryption business and close the WorldWide Assist division which was involved with internet customer resource management and was located in Montreal, Canada. Currently, the Company is evaluating the overall financial effect of the WorldWide Assist closing. The net book value of fixed assets on WorldWide Assist's books was approximately
$530,000. The total amount of wages and severance paid upon the termination of fourteen employees was approximately $30,000. The Company is currently working to sublet the space where WorldWide Assist conducted business. If the Company is unable to sublet this space we may be liable for the remaining lease payments under the lease and the unamortized portion of the leasehold improvement allowance totaling approximately $1.5 million. The severance cost and any financial impairments and liabilities resulting from the closing of WorldWide Assist will be recorded in the second quarter of Fiscal 2002.

TELECOM SERVICES

     Our Telecom Services Division is a multi-station call center located in Montreal, Canada. Telecom Services are provided through facilities known as call centers. Call centers make the direct communication by telephone of information to, and from, current and prospective customers of the call center's business clients. We provide content, toll-free customer service support, order processing and fulfillment needs for independent Telemarketing companies. Over the past twelve months, the Company has shifted its teleservices operations from traditional call center activity to sales of discount packages. Presently our products consist of benefits and membership discount packages which are sold exclusively either by wholesale or sub-contracted independent call centers.

OUR LONG-TERM STRATEGY

     Our long-term strategy is to migrate to a technology-based company. We intend to develop our secure wireless encryption technology business. This focus would re-direct the primary resources of the Company toward secure wireless encryption technology while attempting to drive cash-flow enhancing operations in the telecom services business. Our long-term strategy will be greatly impacted by our ability to raise additional capital to fund our operations business plan and achieve profitability in the telecom services business.

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

TELECOM SERVICES STRATEGY

     Refinements to our products and marketing strategies have yielded positive results to-date. We plan to increase our current business level by adding new content packages to the product line and increasing our distribution network via an aggressive third party call center enrollment program. We have targeted new markets and developed content, which, after testing, is intended to be introduced to the markets during the beginning of the third quarter of Fiscal year 2002.

     Our existing facility can support the planned growth with the only significant additional expense being direct labor for the increase needed in order processing and customer service.

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

TELECOM SERVICES

     We believe the Telecom Services business can expand by further providing "content" products to the industry. We plan to further develop and sell group discount packages through teleservices companies that will permit customers to buy goods and services at reduced prices.

RECENT FINANCINGS

     On March 27, 2001 we closed on a $2.5 million convertible promissory note financing with General Electric Capital Corporation. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest are due and payable at the earlier of July 26, 2001, the closing of the sale of the Company's assets, the sale of the Company or change in the control of the Company.

     The principal and interest on the note is convertible into shares of the Company's common stock at any time at the option of the holder or automatically with the consummation of an equity offering by the Company where the gross proceeds are at least $10,000,000, which includes the proceeds from this convertible promissory note.

RESEARCH AND DEVELOPMENT

     The secure wireless encryption technology, Hornet(TM), is in the development stage. We have made a significant cash and non-cash investment in the research and development, and expect that we will be required to continue to make substantial investments in our technology. Our focus on the research and development of the Hornet(TM) technology has allowed us to develop our initial working simulator model of the technology.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED April 28, 2001 AND April 29, 2000

     Revenue for the thirteen weeks ended April 28, 2001 (the "First Quarter of Fiscal 2002") increased to $1,395,609 from $338,546 for the comparable thirteen week period ended April 29, 2000 (the "First Quarter of Fiscal 2001"). The increase in revenue can be attributed to the introduction of a consumer discount content package in the Second Quarter of Fiscal 2001 which is sold through our Canadian operating branch. We had a substantial decline in demand for our products from the Telecom Services division in the fourth quarter of Fiscal 2001 and first quarter of Fiscal 2002 due to the loss of business from our largest customer who represented approximately 75% of our revenue in Fiscal 2001.

     The cost of revenue for the First Quarter of Fiscal 2002 was approximately 81% of revenue as compared to approximately 74% for the First Quarter of Fiscal 2001. The increase in cost of revenue was primarily attributable to a shift in business from traditional call center activities to sale of discount packages. These costs are primarily comprised of license royalties, costs to acquire content for the product and costs incurred to establish the distribution channel. Sales of the discount packages inherently result in lower gross profit margins than traditional teleservices.

     Research and development expenses for the First Quarter of Fiscal 2002 were $1,081,026 as compared to $489,451 for the comparable period in Fiscal 2001. This increase is due to the Company's focus on development of the secure wireless encryption segment. The primary components of research and development are salaries, consulting fees and rent.

     Selling, general and administrative expenses ("SG&A") were $1,305,165 in the First Quarter of Fiscal 2002, as compared to $561,889 for the comparable period in Fiscal 2001. Selling, general and administrative expenses include $169,032 and $143,008 related to non-cash stock-based charges for the First Quarter of Fiscal 2002 and 2001 respectively. The major increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, professional fees and other costs associated with the development and ongoing activities of our Company. The primary components of SG&A are rent, salaries, consulting fees, travel and promotion, and corporate overhead expenses.

     Depreciation and amortization for the First Quarter of Fiscal 2002 was $525,232 as compared to $284,045 for the First Quarter of Fiscal 2001. The increase results from increased depreciation relating to additions of computer hardware, telecommunications and office equipment, and leasehold improvements at our facilities during the past twelve months. The increase also results from increased amortization expense relating to additions of intangible assets from license and business acquisitions during Fiscal 2001.

     Interest expense for the First Quarter of Fiscal 2002 was $31,849 as compared to $165,839 for the First Quarter of Fiscal 2001. This decrease in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value was being treated as a debt discount and was being amortized over the one-year term of the subordinated convertible debentures. The debt discount was fully amortized in July 2000.

     No provision for income taxes has been recorded for the First Quarter of Fiscal 2002 and the First Quarter of Fiscal 2001 as the Company has incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception (July 31, 1998), we financed operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of subordinated convertible debentures, an equipment loan borrowing and the issuance of a convertible promissory note. At April 28, 2001, we had cash and cash equivalents of $970,694 and a working capital deficit of $3,310,644. At January 27, 2001, we had cash and cash equivalents of $576,966 and working capital deficit of $1,311,849. The increase in cash and cash equivalents at April 28, 2001 is primarily attributable to a $2.5 million convertible promissory note financing with GE Capital that closed on March 27, 2001.

     On March 27, 2001, the Company raised $2.5 million through its sale of a 15% convertible promissory note to CFE, Inc., a subsidiary of GE Capital. GE Capital is a wholly owned subsidiary of the General Electric Corporation. The Company unconditionally granted and assigned a continuing security interest in all of the Company's property and assets and all additions thereto and replacements thereof, and all property whether not owned, created, acquired or reacquired by the Company. The outstanding principal and accrued interest under the convertible note may be converted into common stock of the Company, without the payment of any additional consideration by CFE, Inc., at any time and at the sole discretion of CFE, Inc.

     Since our inception, we experienced net losses from operations and, as of April 28, 2001 had an accumulated deficit of $32,675,943. We expect to incur substantial additional expenses resulting in losses at least through the period ending January 26, 2002 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and the costs associated with the shut down of the Internet customer care business.

     The condensed consolidated financial statements as of April 28, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,674,610 and $1,357,294 for the quarters ended April 28, 2001 and April 29, 2000, respectively. The Company is actively seeking outside financing to meet its current funding requirements.

     If our cash flow proves to be insufficient to fund operations, the cash available to us would satisfy the contemplated cash requirements for developing the secure wireless technology and on-going telecom service operations through June 2001. The Company is planning to add additional financing from several sources, in order to add to existing cash available for operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing could have a materially adverse effect on the Company, including possibly requiring the Company to significantly curtail, and possibly causing the Company to cease, its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow.

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

  -    the availability of additional funding on favorable terms.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company adopted this standard in the first quarter of fiscal year 2002 pursuant to SFAS No. 137 (issued in June
1999), which delays the adoption of SFAS No. 133. The Financial Accounting Standards Board also issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 (collectively, "SFAS No. 133"). The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.

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

     Although we believe the expectations reflected in the forward-looking statements are reasonable, they are related only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

FACTORS AFFECTING FUTURE RESULTS

     Our future operations are subject to various risk factors, including the following:

     The Company's accumulated deficit as of April 28, 2001 is $32,675,943. Since our inception, we have acquired a number of companies engaged in various businesses, primarily all of which are in an early stage of development. In addition, we expect to incur substantial capital expenditures and operating costs in completing the development and testing of, and commercializing, our wireless encryption technology, as well as in developing further our telecom services business, each of which may result in significant losses in the future. On May 21, 2001 the Company announced that it will focus its resources on the core wireless encryption business and close the WorldWide Assist division, which was established to focus on internet customer resource management and was located in Montreal, Canada.

     The Company's independent public accountants have included an explanatory paragraph in their report on the Company's January 27, 2001 financial statements stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

     If revenue grows slower than we anticipate or if operating expenses exceed our expectations, we may not become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

     Currently we have enough cash to continue operations until approximately the end of June 2001. We will be required to obtain additional funds to implement our business objectives, including financing the development of our wireless encryption technology and on-going operations. We do not have any current arrangement regarding additional financing and we may not be able to obtain financing in the future on commercially reasonable terms or at all. We do not anticipate that any of our officers, directors or stockholders will provide any future financing. Our inability to obtain additional financing when needed would have a material adverse effect on us that could require us to significantly curtail or close down our operations.

     As a holding company, our success will depend on the operations, financial condition and management of our subsidiaries. If we do not have the resources or are otherwise unable to diversify our operation into a number of areas, we may become subject to economic fluctuations within a particular business or industry and thereby increase the risks associated with our operations.

     In connection with the 1997 sale of our retail operation, we assigned the existing operating leases to the buyer, Natural Wonders, Inc. Natural Wonders agreed to assume and perform all of our obligations under the leases. To our knowledge, to date they have substantially performed such obligations. We received landlord consent for all of the lease assignments, except one for which the landlord consent for the assignment was not required. We may still be held liable under the lease obligations should Natural Wonders default on the assigned leases or on their obligations to us. As of April 28, 2001 the remaining payments under the assigned leases total approximately $3.7 million. In addition, the lease agreements contain contingency clauses regarding results. We learned in December 2000 that Natural Wonders filed for protection through a filing under Chapter 11 with the U.S. Bankruptcy Court in Oakland, California. We are currently evaluating the impact, if any, to us of Natural Wonders' action.

     On May 21, 2001 the Company announced that it will focus its resources on the core wireless encryption business and close the WorldWide Assist division which was involved with internet customer resource management and was located in Montreal, Canada. Currently, the Company is evaluating the overall financial effect of the WorldWide Assist closing. The net book value of fixed assets on WorldWide Assist's books was approximately $530,000. The total amount of wages and severance paid upon the termination of fourteen employees was approximately $30,000. The Company is currently working to sublet the space where WorldWide Assist conducted business. If the Company is unable to sublet this space we may be liable for the remaining lease payments under the assigned lease and the unamortized portion of the leasehold improvement allowance totaling approximately $1.5 million. The severance cost and any financial impairments resulting from the closing of WorldWide Assist will be recorded in the second quarter of Fiscal 2002.

     We may be unable to successfully complete acquisitions of assets or shares of complementary companies which are necessary to expand our business, and we may be not be able to successfully integrate into our operations the operations of any business we may acquire.

     Our inability to obtain adequate local or long distance telephone service for our Montreal call center, or any interruption in such service or rate increases relating thereto, could materially adversely affect our future cash flows, results of operations and financial condition.

     We may be unable to successfully complete the development of our secure wireless encryption technology thereby being unable to produce products to successfully provide a business.

     We may not be able to procure, hire and train on a timely basis a sufficient labor force of qualified employees or independent contractors to operate our businesses, which could have a material adverse effect on our future financial condition, operations, results and cash flow.

     Our failure to retain the services of our key employees or our failure to hire additional qualified management personnel when required could have a material adverse effect on us.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On or about April 30, 2001, TeleHubLink was served a formal complaint (the "Petition") in a matter brought by the New York Attorney General's office, entitled People of the State of New York v. TeleHubLink Corporation, d/b/a Triple Gold Benefits, and Jacques Dion, individually and as a manager of TeleHubLink Corporation, Index No. 2310-01 in the Supreme Court of the State of New York, County of Albany, relating to the sale by its Canadian operation's of benefit packages to residents of New York State. The Petition asserts that the Company violated state and federal laws concerning the sale of loan and/or credit products and that promises made by sales representatives at the point of sale were not kept. The action seeks to enjoin certain alleged acts and practices and to obtain monetary relief, accounting, penalties and costs. The Company believes that the sale of benefits packages by its Canadian operation complies with the law and the Company vigorously denies that it has done anything wrong in its business operations. Furthermore, it has a refund policy which allows anyone who wants their money back to get a full refund with no questions asked within a specified period. An initial response to the Petition is due on or before June 14, 2001. The Company has engaged counsel to defend this action. The Company intends to vigorously contest each claim raised by the Petition.

     The Company is named as a defendant in a matter entitled First American Payment Processing, an Arizona corporation v. Platinum 2000, a Canadian corporation; TeleHubLink Corporation, a Delaware corporation, No. CIV 00-1130-PHX-ROS. in the United States District Court for the District of Arizona. This is an action which alleges breach of an exclusive services agreement entered into by Platinum 2000 and First American Payment Processing ("FAPP"). The action seeks recovery of $1.3 million. The Company filed a motion to dismiss the complaint; however, the motion was denied by the court. On February 23, 2001, the Company filed an answer to FAPP's complaint denying the material allegations and asserting various affirmative defenses. At this time, no trial date has been set and no discovery has taken place. On June 1, 2001, the Court entered a scheduling order which, among other things, sets a discovery cut-off of January 31, 2002 and requires a proposed joint pre-trial order to be filed by March 31, 2002. At the present stage, it is not possible to evaluate the likelihood of any unfavorable outcome or the amount or range of potential loss, if any, which may be experienced by the Company. Management intends to contest the case vigorously and believes it has no liability in this matter.

     On April 19, 2001, a summons and verified complaint was served on the Company in a matter entitled The Rasky/Baerlein Group, Inc., plaintiff v. TeleHubLink Corporation, Bruce Young and Stanley Young, defendants, in the Commonwealth of Massachusetts Superior Court Department of the Trial Court. The matter relates to a dispute with a public relations firm, regarding the payment of fees claimed to be owed to the plaintiff. The complaint alleges damages for past due cash compensation of $22,349, consequential damages of $950,000, interest, costs, fees and treble damages. The Company has filed an answer to the plaintiff's complaint denying the material allegations and asserting various defenses and claims. The Company believes it has no liability in this matter.

     The Company is also involved in other legal proceedings, and claims arising in the ordinary course of business. The Company does not believe any such claims or lawsuits will have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

     On June 11, 2001, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and to authorize the issuance of up to 10,000,000 shares of preferred stock of the Company to be issued from time to time in such amounts and with such designations as may be authorized by the Board of Directors.

     On March 27, 2001 we closed on a $2.5 million convertible promissory note financing with GE Capital. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest are due and payable at the earlier of July 26, 2001, the closing of the sale of Company's assets, sale of the Company or change in the control of the Company.

     The principal and interest on the note is convertible into shares of the Company's common stock at any time at the option of the holder or automatically with the consummation of an equity offering by the Company where the gross proceeds are at least $10,000,000, which includes the proceeds from the convertible promissory note. Upon the optional conversion, the note will convert into common stock of the Company at a price per share equal to (x) the lesser of
(i) the average trading price for 20 trading days immediately preceding the date of notice of conversion from the holder or (ii) $1.25, multiplied by (y) a specified percentage. Upon the automatic conversion, the price will be (x) the lesser of (i) the average price per share paid by the investors in the financing or (ii) $1.25, multiplied by (y) a specified percentage.

    The security issued in the foregoing transactions was either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under Section

3(b) of the Securities Act. No underwriters were involved in the foregoing security sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

EXHIBIT NO.                          DESCRIPTION
----------                           -----------

3.1        Certificate of Amendment of the Certificate of Incorporation.

10.1 15% Convertible Promissory Note Purchase Agreement dated as of March 26, 2001 between CFE, Inc. and the Registrant (incorporated by reference to Exhibit 10.27 to Form 10-KSB for the fiscal year ended January 27, 2001, as filed with the Securities Exchange Commission).

10.2 Trademark Security Agreement dated as of March 26, 2001 by Registrant in favor of CFE, Inc. (incorporated by reference to Exhibit 10.29 to Form 10-KSB for the fiscal year ended January 27, 2001, as filed with the Securities and Exchange Commission).

10.3       15% Convertible Promissory Note dated March 26, 2001 in favor of CFE,
           Inc.

10.4 Security Agreement dated as of March 26, 2001 between CFE Inc. and the Registrant.

11 Statement re Computation of Per Share Earnings (not required because the relevant computations can be clearly determined from material contained in the financial statements included herein).

       (b) Reports on Form 8-K: NONE






                                  SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TeleHubLink Corporation

Date:  June 12, 2001                 By: /s/ BRUCE W. YOUNG
                                         ----------------------------------
                                         Bruce W. Young
                                         Chief Executive Officer and
                                         President

Date:  June 12, 2001                 By: /s/ DOUGLAS A. MILLER
                                         ----------------------------------
                                         Douglas A. Miller
                                         Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)