Form 10QSB
period 2001-07-28
TELEHUBLINK CORP
filed 2001-09-17
CIK 931073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 28, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period _________ to __________

                        Commission File Number 0-25002

                             ______________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: At September 10, 2001, there were 29,377,093 shares outstanding of common stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                            TELEHUBLINK CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - July 28, 2001 (unaudited)and
January 27,2001 ............................................................  3

Condensed Consolidated Statements of Operations for the Thirteen Weeks
Ended July 28, 2001 and July 29, 2000 and the Twenty-six Weeks Ended
July 28, 2001 and July 29, 2000 (unaudited) ................................  4

Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks
Ended July 28, 2001 and July 29, 2000 (unaudited) ..........................  5

Notes to Condensed Consolidated Financial Statements .......................  6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........  8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 17

Item 2. Changes in Securities and Use of Proceeds .......................... 18

Item 3. Defaults Upon Senior Securities .................................... 18

Item 4. Submission of Matters To a Vote of Security Holders ................ 19

Item 6. Exhibits and Reports on Form 8-K ................................... 19

SIGNATURES ................................................................. 20

The accompanying interim unaudited consolidated condensed financial statements have not been reviewed by an independent accountant although a review by an independent accountant using professional review standards and procedures is required by Form 10-QSB. We have not engaged KPMG LLP or any other independent accountant to perform such a review due to our cash flow constraints.

                            TELEHUBLINK CORPORATION
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      July 28,       January 27,
                                                                        2001             2001
                                                                    ------------     ------------
                                                                      (Unaudited)
                                    ASSETS

Current Assets:
     Cash and cash equivalents                                       $   175,232      $   576,966
     Accounts receivable, net                                            255,611          241,331
     Advances to employees                                                80,000           80,500
     Prepaid expenses and other current assets                           204,706          556,755
                                                                    ------------     ------------
                      Total current assets                               715,549        1,455,552

Property and equipment, net                                            1,124,277        1,274,273
Intangible assets, net                                                 1,537,440        2,341,715
Security Deposits                                                        216,400          216,400
                                                                    ------------     ------------
                      Total assets                                   $ 3,593,666      $ 5,287,940
                                                                    ============     ============

                      Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
     Accounts payable                                                $ 1,600,902      $   869,920
     Accrued expenses                                                    477,133        1,660,227
     Convertible promissory note                                       2,627,397               --
     Short-term portion of deferred rent                                  56,580           56,580
     Equipment loan                                                      180,674          180,674
                                                                    ------------     ------------
                      Total current liabilities                        4,942,686        2,767,401

Long-term Liabilities:
       Long-term portion of deferred rent                                160,642          179,363
                                                                    ------------     ------------
                       Total liabilities                               5,103,328        2,946,764
                                                                    ------------     ------------

Stockholders' Equity (Deficit):
     Common stock                                                        293,771          290,830
     Additional paid-in capital                                       33,104,770       32,857,711
     Deferred compensation                                              (524,149)        (806,032)
     Accumulated deficit                                             (34,384,054)     (30,001,333)
                                                                    ------------     ------------
                      Total stockholders' equity (deficit)            (1,509,662)       2,341,176
                                                                    ------------     ------------
                      Total liabilities and stockholders'
                                         equity (deficit)            $ 3,593,666      $ 5,287,940
                                                                    ============     ============

    See accompanying notes to condensed consolidated financial statements.

                            TELEHUBLINK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THIRTEEN WEEKS ENDED  THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED  TWENTY-SIX WEEKS ENDED
                                            July 28, 2001         July 29, 2000           July 28, 2001           July 29, 2000
                                         -------------------   ------------------     -------------------     ------------------
Revenue                                  $         1,004,499            4,959,701           $   2,400,108            $  5,298,247
Cost of revenue                                      659,654            4,362,660               1,791,458               4,613,832
                                         -------------------   ------------------     -------------------     -------------------
Gross profit                                         344,845              597,041                 608,650                 684,415
                                         -------------------   ------------------     -------------------     -------------------
Operating expenses:
Research and development                             599,557              337 149               1,680,583                 826,600
Selling, general and administrative
  expenses (includes stock-based
  charges of $112,851 and $472,231
  for the thirteen week period
  ended July 28, 2001 and  July
  29, 2000 respectively and $281,883
  and $615,239 for the twenty-six week
  period ended July 28, 2001 and July
  29, 2000 respectively)                             907,667            1,521,321               2,212,832               2,083,211
Provision for bad debt                                    --              286,016                      --                 286,016
Depreciation and amortization                        454,159              372,525                 979,391                 656,569
                                         -------------------   ------------------     ------------------      -------------------
Total operating expenses                           1,961,383            2,517,011               4,872,806               3,852,396
                                         -------------------   ------------------     -------------------     -------------------
Operating loss                                    (1,616,538)          (1,919,970)             (4,264,156)             (3,167,981)

Other income (expense):
Interest and other income                              3,975              141,823                   8,832                 198,379
Interest expense                                     (95,548)            (186,738)               (127,397)               (352,577)
                                         -------------------   ------------------     -------------------     -------------------

Net loss                                          (1,708,111)          (1,964,885)             (4,382,721)             (3,322,179)
                                         ===================   ==================     ===================     ===================
Basic and diluted net loss per share     $              (.06)  $             (.07)    $              (.15)                   (.13)
                                         ===================   ==================     ===================     ===================
Weighted average shares of common
   stock outstanding used in
   computing basic and diluted net
   loss per share                                 29,089,439           26,819,803              29,086,207              26,126,932
                                         ===================   ==================     ===================     ===================

    See accompanying notes to condensed consolidated financial statements.

                            TELEHUBLINK CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              TWENTY-SIX WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                                                   JULY 28, 2001            JULY 29, 2000
                                                                              -----------------------   ---------------------
Cash flows from operating activities:
   Net loss                                                                          $(4,382,721)           $(3,322,179)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                       979,391                656,569
     Amortization of debt discount                                                            --                319,700
     Stock-based charges                                                                 281,883                615,239
     Changes in operating assets and liabilities,
     net of impact of business acquisitions:
       Accounts receivable                                                               (14,280)               (97,727)
       Prepaid expenses and other current assets                                         352,549                (43,551)
       Other assets                                                                           --                (11,444)
       Accounts payable                                                                  858,379                (46,971)
       Accrued expenses                                                               (1,201,816)              (309,997)
                                                                                     -----------            -----------
   Net cash used in operating activities                                              (3,126,615)            (2,240,361)
                                                                                     -----------            -----------
Cash flows from investing activities:
     Proceeds from sale of assets                                                             --                125,000
     Purchases of property and equipment                                                 (25,119)              (524,583)
                                                                                     -----------            -----------
   Net cash used in investing activities                                                 (25,119)              (399,583)
                                                                                     -----------            -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                              250,000              7,939,132
     Proceeds from exercise of stock options                                                  --                 12,187
     Proceeds from note payable                                                        2,500,000                     --
     Proceeds from stockholders' note receivable                                              --                  3,763
                                                                                     -----------            -----------
   Net cash provided by financing activities                                           2,750,000              7,955,082
                                                                                     -----------            -----------

   Net increase in cash and cash equivalents                                            (401,734)             5,315,138

   Cash and cash equivalents, beginning of period                                        576,966                 26,549
                                                                                     -----------            -----------

   Cash and cash equivalents, end of period                                          $   175,232            $ 5,341,687
                                                                                     ===========            ===========
   Supplemental disclosure information:
   Cash paid during the period for interest                                          $        --                    839
                                                                                     ===========            ===========
   Non-cash investing and financing activities:
     Conversion of subordinated convertible debentures and
     accrued interest thereon to common stock                                        $        --            $   660,000
                                                                                     ===========            ===========
   Business acquisitions:
      Fair value of assets acquired                                                  $                      $   422,222
      Liabilities assumed                                                                                       (62,222)
      Issuance of common stock                                                                --               (360,000)
                                                                                     -----------            -----------
      Cash paid                                                                      $        --                     --
                                                                                     ===========            ===========


See accompanying notes to condensed consolidated financial statements.

                            TELEHUBLINK CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)    BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of TeleHubLink Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim unaudited consolidated condensed financial statements have not been reviewed by an independent accountant although a review by an independent accountant using professional review standards and procedures is required by Form 10-QSB. We have not engaged KPMG LLP or any other independent accountant to perform such a review due to our cash flow constraints. In the opinion of management, all adjustments, considered necessary for a fair presentation have been included. These unaudited interim consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended January 27, 2001 filed on April 27, 2001.

Operating results for the twenty-six weeks ended July 28, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain reclassifications have been made to the July 29, 2000 condensed consolidated financial statements to conform to the July 28, 2001 presentation.

(2) ISSUANCE OF CONVERTIBLE PROMISSORY NOTE & SALE OF COMMON STOCK

On March 27,2001, the Company raised $2,500,000 through the issuance of a convertible promissory note to CFE, Inc., a subsidiary of General Electric Capital Corporation. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest were due and payable at the earlier of July 26, 2001, the closing of the sale of all or substantially all of the Company's assets, the sale of the Company or change in control of the Company. The principal and interest on the note is convertible into shares of the Company's common stock at any time at the option of the holder or automatically with the consummation of an equity offering by the Company where the gross proceeds are at least $10,000,000, which includes the proceeds from the convertible promissory note. Upon the optional conversion, the note will convert into common stock of the Company at a price per share equal to
(x) the lesser of (i) the average trading price for 20 trading days immediately preceding the date of notice of conversion from the holder or (ii) $1.25, multiplied by (y) a specified percentage. Upon the automatic conversion, the price will be (x) the lesser of (i) the average price per share paid by the investors in the financing or (ii) $1.25, multiplied by (y) a specified percentage. To date the Company has not made payment on this note since the $12 million financing described below has not been consummated as of this filing.

On July 27, 2001, the Company raised $250,000 in exchange for 294,118 shares of common stock. This funding represented an initial installment of a planned financing for an aggregate of $12 million by a private investor for a total of 14,117,647 shares of Common Stock. Although the final closing was expected to be completed in August 2001, the investor has not delivered the funds necessary to close. The investor has represented to the Company that it will complete the transaction. Based on discussions with the investor, the Company presently expects this transaction to close by September 21, 2001. However, there can be no assurance that the financing or any other funding will be received. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations.

(3)  SEGMENT REPORTING

     As of July 28, 2001, the Company's operations are classified in three reportable business segments: secure wireless encryption segment, Internet customer contact service center segment and telecom services segment. On May 21, 2001 the Company announced the closing of the internet customer contact service center and is focusing its resources on the secure wireless encryption segment. The Company plans to continue the telecom services business.

     The secure wireless encryption segment began in fiscal 2000 and is in its developmental stage. Research and development costs totaling $599,557 for the thirteen-week period ending July 28, 2001 relate solely to the secure wireless encryption segment. The majority of the Company's revenue is derived from selling discount content books through the telecom services segment by our Canadian subsidiary in the second quarter of Fiscal 2002. All revenues are derived from sales in North America. The following is a tabulation of business segment information for the thirteen-week period ending July 28, 2001, and July 29, 2000:

----------------------------------------------------------------------------------------------------
                                                         INTERNET
----------------------------------------------------------------------------------------------------
                                                         CUSTOMER
----------------------------------------------------------------------------------------------------
                                          SECURE         CONTACT
----------------------------------------------------------------------------------------------------
                                         WIRELESS        SERVICE        TELECOM
----------------------------------------------------------------------------------------------------
                                        ENCRYPTION        CENTER       SERVICES
----------------------------------------------------------------------------------------------------
                                          SEGMENT        SEGMENT        SEGMENT          TOTAL
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
JULY 28, 2001
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Revenue                                       --             --      1,004,499       1,004,499
----------------------------------------------------------------------------------------------------
Operating income (loss)               (1,580,774)      (181,526)       145,762      (1,616,538)
----------------------------------------------------------------------------------------------------
Net interest                             (95,548)            --            223         (95,325)
----------------------------------------------------------------------------------------------------
Net income (loss)                     (1,677,261)      (177,005)       146,155      (1,708,111)
----------------------------------------------------------------------------------------------------
Assets                                 2,377,633        554,955        661,078       3,593,666
----------------------------------------------------------------------------------------------------
Depreciation & amortization              383,402         33,212         37,545         454,159
----------------------------------------------------------------------------------------------------
Additions to long-lived assets            14,748             --          1,184          15,932
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
July 29, 2000
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Revenue                                       --             --      4,959,701       4,959,701
----------------------------------------------------------------------------------------------------
Operating income (loss)               (1,449,400)            --       (470,570)     (1,919,970)
----------------------------------------------------------------------------------------------------
Net interest                             (44,915)            --             --         (44,915)
----------------------------------------------------------------------------------------------------
Net income (loss)                     (1,494,315)            --       (470,570)     (1,964,885)
----------------------------------------------------------------------------------------------------
Assets                                 7,516,831             --        705,500       8,222,331
----------------------------------------------------------------------------------------------------
Depreciation & amortization              355,075             --         17,450         372,525
----------------------------------------------------------------------------------------------------
Additions to long-lived assets           352,300             --             --         352,300
----------------------------------------------------------------------------------------------------

The Company has included all corporate overhead costs in the secure wireless encryption segment. The segment information for the Internet customer contact service segment and the telecom services segment does not reflect and allocation of corporate overhead costs.

Due to the Company's cash flow constraints, the Company has been required to significantly curtail its operations.

(4)  LEGAL PROCEEDINGS

On April 30, 2001 TeleHubLink was served a formal Complaint that the New York Attorney General had filed suit against its Canadian operations for selling benefit packages to residents of New York State. The Company believes that the sale of benefits packages by its Canadian operation complies with the law and the Company vigorously denies that it has done anything wrong in its business operations. Furthermore, it has a refund policy, which allows anyone who wants their money back to get a full refund with no questions asked within a specified period. The Company has engaged counsel to defend this action. See Part II Item 1 -- for further discussion.

(5)  SUBSEQUENT EVENTS

  PROPOSED EQUITY FINANCING

On July 27, 2001, the Company raised $250,000 in exchange for 294,118 shares of common stock. This funding represented an initial installment of a planned financing for an aggregate of $12 million by a private investor for a total of 14,117,647 shares of Common Stock. Although the final closing was expected to be completed in August 2001, the investor has not delivered the funds necessary to close. The investor has represented to the Company that it will complete the transaction. Based on discussions with the investor, the Company presently expects the transaction to close by September 21, 2001. However, there can be no assurance that the financing or any other funding will be received. Any inability to obtain additional financing would have a materially adverse effect on the Company and could cause the Company to cease its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

BACKGROUND AND OVERVIEW; CURTAILMENT OF OPERATIONS

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

     In February 1999, we acquired the outstanding capital stock of TeleHubLink Corporation, ("TeleHub"), a privately held company organized under the laws of the Province of Ontario, Canada. TeleHub was engaged in the business of providing teleservices to business clients. We acquired all the outstanding capital stock of TeleHub from the TeleHub shareholders in exchange for an aggregate of 13,011,339 shares of our common stock. As a result of this transaction, TeleHub became a branch or operating entity of the Company. In connection with the TeleHub transaction, we changed our corporate name to TeleHubLink Corporation.

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

     As a result of the 1997 sale of our assets, the TeleHub transaction and other recent acquisitions, we have operated as a holding company. Substantially all of our assets consist of our ownership of the capital stock of our subsidiaries and we conducted our operations through our branches or subsidiaries. Consequently, references to "we" "us", "our" "THLC" or the "Company" are to TeleHubLink Corporation and our subsidiaries, taken as a whole, unless the text requires otherwise.

     On July 27, 2001, the Company raised $250,000 in exchange for 294,118 shares of common stock. This funding represented an initial installment of a planned financing for an aggregate of $12 million by a private investor for a total of 14,117,647 shares of Common Stock. Although the final closing was expected to be completed in August 2001, the investor has not delivered the funds necessary to close. The investor has represented to the Company that it will complete the transaction. Based on discussions with the investor, the Company presently expects the transaction to close by September 21, 2001. However, there can be no assurance that the financing or any other funding will be received. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations. The Company has not paid the amount due and owing ($2,627,397 as of the date hereof) under a convertible promissory note issued by the Company as the Company has not completed the planned $12 million financing. The Company has anticipated that certain proceeds of the financing would be used to satisfy a portion of the note, with the balance converted into shares of common stock. In the event the Company does not complete such financing or receive funds from other sources, or work out alternative arrangements with the note holder, the Company will not be able to satisfy its obligations under the note.

     Due to the Company's cash flow constraints the Company has been required to significantly curtail its operations.

RECENT FINANCINGS

     On March 27, 2001 we closed on a $2.5 million convertible promissory note financing with General Electric Capital Corporation. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest were due and payable at the earlier of July 26, 2001, the closing of the sale of the Company's assets, the sale of the Company or change in the control of the Company. To date the Company has not made payment on this note since the $12 million financing has not been consummated as of this filing.

     On July 27, 2001, the Company raised $250,000 in exchange for 294,118 shares of common stock. This funding represented an initial installment of a planned financing for an aggregate of $12 million by a private investor for a total of 14,117,647 shares of Common Stock. Although the final closing was expected to be completed in August 2001, the investor has not delivered the funds necessary to close. The investor has represented to the Company that it will complete the transaction. Based on discussions with the investor, the Company presently expects the transaction to close by September 21, 2001. However, there can be no assurance that the financing or any other funding will be made. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 28, 2001 AND JULY 29, 2000

     Revenue for the thirteen weeks ended July 28, 2001 (the "Second Quarter of Fiscal 2002") decreased to $1,004,499 from $4,959,701 for the comparable thirteen weeks ended July 29, 2000 (the "Second Quarter of Fiscal 2001"). The decrease can be attributed to the substantial decline in demand for our products from the Telecom Services division due to the loss of business from our largest customer who represented approximately 75% of our revenue in Fiscal 2001.

     The cost of revenue for the Second Quarter of Fiscal 2002 was approximately 66% of revenue as compared to approximately 88% for the Second Quarter of Fiscal 2001. This reduction in cost of revenue can be attributed to Telecom Business Services management's efforts to reduce the overall expenses. These cost reductions are primarily comprised of costs incurred to establish the distribution and fulfillment effort as well as costs incurred to acquire content for the product.

     Research and development expenses for the Second Quarter of Fiscal 2002 were $559,557 as compared to 337,149 for the comparable period in Fiscal 2001. This increase is due to the Company's focus on development of the secure wireless encryption segment. The primary components of research and development are salaries, consulting fees and rent.

     Selling, general and administrative expenses ("SG&A") were $904,667 in the Second Quarter of Fiscal 2002, as compared to $1,521,321 for the comparable period in Fiscal 2001. The major decrease in selling, general and administrative expenses was primarily attributable to a reduction in personnel, professional fees and other costs in order to conserve cash while additional funding was being pursued. The primary components of SG&A are rent, salaries, consulting fees, travel and promotion, and corporate overhead expenses.

     The provision for bad debts totaling $286,016 for the Second Quarter of Fiscal 2001 includes the write-off of certain receivables associated with the Telecom business unit.

     Depreciation and amortization for the Second Quarter of Fiscal 2002 was $454,159 as compared to $372,525 for the Second Quarter of Fiscal 2001. The increase results from increased depreciation relating to additions of computer hardware, telecommunications and office equipment, and leasehold improvements at our facilities during the past twelve months. The increase also results from the increased amortization expense relating to additions of intangible assets from license and business acquisitions during Fiscal 2001.

     Interest expense for the Second Quarter of Fiscal 2002 was $95,948 as compared to $186,738 for the Second Quarter of Fiscal 2001. This decrease in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value was treated as a debt discount and was being amortized over the one-year term of the subordinated convertible debentures. The debt discount was fully amortized in July 2000.

     Interest and other income for the Second Quarter of Fiscal 2002 was $3,975 as compared to $141,823 for the Second Quarter of Fiscal 2001. The decrease is primarily due to income from short-term investments in money market funds as a result of cash received in March 2000 in connection with the private placement sale of common stock and issuance of warrants.

     No provision for income taxes has been recorded for the Second Quarter of Fiscal 2002 and the Second Quarter of Fiscal 2001 as the Company has incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.

TWENTY SIX WEEKS ENDED JULY 28, 2001 AND JULY 29, 2000

     Revenue for the twenty-six weeks ended July 28, 2001 (the "first half of Fiscal 2002") decreased to $2,400,108 from $5,298,247 for the comparable twenty-six weeks ended July 29, 2000 (the "first half of Fiscal 2001"). The decrease can be attributed to the substantial decline in demand for our products from the Telecom Services division due to the loss of business from our largest customer who represented approximately 75% of our revenue in Fiscal 2001.

     The cost of revenue for the first half of Fiscal 2002 was approximately 75% of revenue as compared to approximately 87% for the first half of Fiscal 2001. This reduction in cost of revenue can be attributed to Telecom's management's efforts to reduce the overall expenses. These cost reductions are primarily comprised of costs incurred to establish the distribution and fulfillment effort as well as costs incurred to acquire content for the product.

     Research and development expenses for the twenty-six weeks ended July 28, 2001 were $1,680,583 as compared to 826,600 for the comparable twenty-six week period ended July 29, 2000. This increase is due to the Company's focus on development of the secure wireless encryption segment.

     Selling, general and administrative expenses for the twenty-six weeks ended July 28, 2001 was $2,212,832 as compared to $2,083,211 for the comparable twenty-six weeks ended July 29, 2000. The primary components of SG&A are rent, salaries, consulting fees, travel and promotion, and corporate overhead expenses.

     The provision for bad debts totaling $286,016 for the Second Quarter of Fiscal 2001 includes the write-off of certain receivables associated with the Telecom business unit.

     Depreciation and amortization for the twenty-six weeks ended July 28, 2001 was $979,391 as compared to $656,569 for the comparable twenty-six weeks ended July 29, 2000. The increase results from increased depreciation relating to additions of computer hardware, telecommunications and office equipment, and leasehold improvements at our facilities during the past twelve months. The increase also results from the increased amortization expense relating to additions of intangible assets from license and business acquisitions during Fiscal 2001.

               Interest expense for the twenty-six weeks ended July 28, 2001 was $127,397 as compared to $352,577 for the comparable twenty-six weeks ended July 29, 2000. This decrease in interest expense is primarily attributable to the non-cash charge for amortization of the value assigned to the beneficial conversion feature of the subordinated convertible debentures. This value is being treated as a debt discount and is being amortized over the one-year term of the subordinated convertible debentures. The debt discount was fully amortized in July 2000.

               Interest and other income for the twenty-six weeks ended July 28, 2001 was $8,832 as compared to $198,379 for the twenty-six weeks ended July 29, 2000. The decrease is primarily due to income from short-term investments in money market funds as a result of cash received in March 2000 in connection with the private placement sale of common stock and issuance of warrants.

               No provision for income taxes has been recorded for the twenty-six weeks ended July 28, 2001 or in the comparable twenty-six weeks ended July 29, 2000 as we incurred net operating losses for tax purposes. We established a full valuation allowance against the deferred tax assets because we believe that it is more likely than not the tax benefits may not be realized under the criteria established by FAS No. 109.


         LIQUIDITY AND CAPITAL RESOURCES

               Since inception (July 31, 1998), we financed operating and capital needs, including cash used for acquisitions, capital expenditures and working capital, from sales of equity securities, issuance of subordinated convertible debentures, an equipment loan borrowing and the issuance of a convertible promissory note. At July 28, 2001, we had cash and cash equivalents of $175,332 and a working capital deficit of $4,227,137. At January 27, 2001, we had cash and cash equivalents of $576,966 and a working capital deficit of $1,311,849.

                On March 27, 2001, the Company raised $2.5 million through its sale of a 15% convertible promissory note to CFE, Inc., a subsidiary of GE Capital. GE Capital is a wholly owned subsidiary of the General Electric Corporation. The Company unconditionally granted and assigned a continuing security interest in all of the Company's property and assets and all additions thereto and replacements thereof, and all property whether not owned, created, acquired or reacquired by the Company. The outstanding principal and accrued interest under the convertible note may be converted into common stock of the Company, without the payment of any additional consideration by CFE, Inc., at any time and at the sole discretion of CFE, Inc. The convertible promissory note and related interest were due and payable at the earlier of July 26, 2001, the closing of the sale of all or substantially all of the Company's assets, the sale of the Company or change in control of the Company. To date the Company has not made payment on this note since the $12 million financing described below had not been consummated as of this filing.

               On July 27, 2001, the Company raised $250,000 in exchange for 294,118 shares of common stock. This funding represented an initial installment of a planned financing for an aggregate of $12 million by a private investor for a total of 14,117,647 shares of Common Stock. Although the final closing was expected to be completed in August 2001, the investor has not delivered the funds necessary to close. The investor was represented to the Company that it will complete the transaction. Based on discussions with the investor, the Company presently expects the transaction to close by September 21, 2001. However, there can be no assurance that the financing or any other funding will be received. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations. The Company has not paid the amount due and owing ($2,627,397 as of the date hereof) under the convertible promissory note as the Company has not completed the planned $12 million financing. The Company has anticipated that certain proceeds of the financing would be used to satisfy a portion of the note, with the balance converted into shares of common stock. In the event the Company does not complete such financing or receive funds from other sources, or work out alternative arrangements with the note holder, the Company will not be able to satisfy its obligations under the note .

               Since our inception, we experienced net losses from operations and, as of July 28, 2001 had an accumulated deficit of $34,384,054. If financing can be obtained we expect to incur substantial additional expenses resulting in losses at least through the period ending January 26, 2002 due to minimal revenues associated with the initial market entry of the secured wireless encryption technology, continued research and development costs as well as increased sales, marketing and other operational expenses associated with telecom services and costs associated with the shut down of the Internet customer care business.

               The condensed consolidated financial statements as of July 28, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,708,111 and $1,964,885 for the quarters ended July 28, 2001 and July 29, 2000, respectively. Although the Company is seeking additional financing, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing would have a materially adverse effect on the Company and would cause the Company to cease its operations.

               The Company is not presently generating enough cash flow to fund operations and the Company currently has only limited cash. The Company is planning to add additional financing from a private investor in order to add to existing cash available for operations. However, there can be no assurance that financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations. In addition, any equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. Further, there can be no assurance that the Company will achieve profitability or positive cash flow. Due to the Company's cash flow constraints, the Company has been required to significantly curtail its operations.

         MARKET RISKS

               Even if we obtain financing, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We will require substantial additional funding before we can achieve profitable operations. Our capital requirements depend on numerous factors, including the following:

           -    the availability of additional funding;

           -    our ability to enter into additional collaborative agreements;

           -    competing technological and market developments;

           -    changes in any collaborative relationships;

           - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

           -    the purchase of additional capital equipment;

           -    the expansion of our facilities; and

           -    the progress of our existing revenue producing activities.


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

               Although we believe the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectations. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectation, except as required by law.

         FACTORS AFFECTING FUTURE RESULTS

               Even if the Company can obtain financing, our future operations are subject to various risk factors, including the following:

               The limited funds currently available to us will not be adequate for us to pursue our business objectives, and there is no assurance funds will be available from any source and, if not available, we will be required to cease our operations.

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

               Currently we have only limited cash. We will be required to obtain additional funds to implement our business objectives, including financing the development of our wireless encryption technology and on-going operations. We do not anticipate that any of our officers, directors or stockholders will provide any future financing. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations.

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

               On May 21, 2001 the Company announced that it will focus its resources on the core wireless encryption business and close the WorldWide Assist division which was involved with internet customer resource management and was located in Montreal, Canada. The net book value of fixed assets on WorldWide Assist's books was approximately $530,000. The total amount of wages and severance paid upon the termination of fourteen employees was approximately $30,000. The Company is currently working to sublet the space where WorldWide Assist conducted business. If the Company is unable to sublet this space we may be liable for the remaining lease payments under the assigned lease and the unamortized portion of the leasehold improvement allowance totaling approximately $1.5 million. The severance cost and any financial impairments resulting from the closing of WorldWide Assist were recorded in the second quarter of Fiscal 2002.

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

               Our inability to obtain adequate local or long distance telephone service, for our Montreal call center or any interruption in such service or rate increases relating thereto, could materially adversely affect our future cash flows, results of operations and financial condition.

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

                          PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

               On or about April 30, 2001, TeleHubLink was served a formal complaint (the "Petition") in a matter brought by the New York Attorney General's office, entitled People of the State of New York v. TeleHubLink Corporation, d/b/a Triple Gold Benefits, and Jacques Dion, individually and as a manager of TeleHubLink Corporation, Index No. 2310-01 in the Supreme Court of the State of New York, County of Albany, relating to the sale by its Canadian operation's of benefit packages to residents of New York State. The Petition asserts that the Company violated state and federal laws concerning the sale of loan and/or credit products and that promises made by sales representatives at the point of sale were not kept. The action seeks to enjoin certain alleged acts and practices and to obtain monetary relief, accounting, penalties and costs. The Company believes that the sale of benefits packages by its Canadian operation complies with the law and the Company vigorously denies that it has done anything wrong in its business operations. Furthermore, it has a refund policy, which allows anyone who wants their money back to get a full refund with no questions asked within a specified period. The Company has engaged counsel to defend this action. The Company intends to vigorously contest each claim raised by the Petition.

               The Company is named as a defendant in a matter entitled First American Payment Processing, an Arizona corporation v. Platinum 2000, a Canadian corporation; TeleHubLink Corporation, a Delaware corporation, No. CIV 00- 1130- PHX-ROS. in the United States District Court for the District of Arizona. This is an action, which alleges breach of an exclusive services agreement entered into by Platinum 2000 and First American Payment Processing ("FAPP"). The action seeks recovery of $1.3 million. The Company filed a motion to dismiss the complaint; however, the motion was denied by the court. On February 23, 2001, the Company filed an answer to FAPP's complaint denying the material allegations and asserting various affirmative defenses. On June 1, 2001, the Court entered a scheduling order, which, among other things, sets a discovery cut-off of January 31, 2002 and requires a proposed joint pre-trial order to be filed by March 31, 2002. At the present stage, it is not possible to evaluate the likelihood of any unfavorable outcome or the amount or range of potential loss, if any, which may be experienced by the Company. Management intends to contest the case vigorously and believes it has no liability in this matter.

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

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               On June 11, 2001, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and to authorize the issuance of up to 10,000,000 shares of preferred stock of the Company to be issued from time to time in such amounts and with such designations as may be authorized by the Board of Directors.

               On March 27, 2001 we closed on a $2.5 million convertible promissory note financing with GE Capital. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest were due and payable at the earlier of July 26, 2001, the closing of the sale of Company's assets, sale of the Company or change in the control of the Company. To date the Company has not made payment on this note since the $12 million financing described below has not been consummated as of this filing.

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

               On July 27, 2001, the Company raised $250,000 in exchange for 294,118 shares of common stock. This funding represented an initial installment of a planned financing for an aggregate of $12 million by a private investor for a total of 14,117,647 shares of Common Stock. Although the final closing was expected to be completed in August 2001, the investor has not delivered the funds necessary to close. The investor has represented to the Company that it will complete the transaction. Based on discussions with the investor, the Company presently expects the transaction to close by September 21, 2001. However, there can be no assurance that the financing or any other funding will be made. Any inability to obtain financing would have a materially adverse effect on the Company and could cause the Company to cease its operations.

               The securities issued in the foregoing transactions were either
         (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under
         Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               On March 27, 2001 we closed on a $2.5 million convertible promissory note financing with GE Capital. Interest on the note accrues at a rate of 15% per annum, compounded monthly. The convertible promissory note and related interest were due and payable at the earlier of July 26, 2001, the closing of the sale of Company's assets, sale of the Company or change in the control of the Company.

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

               The Company has not paid the amount due and owing ($2,627,397 as of the date hereof) under the convertible promissory note. The Company has not completed a planned financing which the Company expected to complete in August 2001; The Company has anticipated that certain proceeds of the financing would be used to satisfy a portion of the note, with the balance converted into shares of common stock. In the event the Company does not complete such financing or receive funds from other sources, or work out alternative arrangements with the note holder, the Company will not be able to satisfy its obligations under the note.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On June 11, 2001, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 and to authorize the issuance of up to 10,000,000 shares of preferred stock of the Company to be issued from time to time in such amounts and with such designations as may be authorized by the Board of Directors. Such amendment was authorized by written consent of holders of 16,305,251 shares of common stock.

         ITEM 5. OTHER INFORMATION

               Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         EXHIBIT NO.                          DESCRIPTION
         ----------                           -----------


               10.1 Common stock and warrant purchase agreement dated as of July 6, 2001 by and among the Registrant and RNH Holding Ltd.

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

                                           TeleHubLink Corporation

         Date:  September 17, 2001         By: /s/ BRUCE W. YOUNG
                                           ----------------------------------
                                           Bruce W. Young

                                           Chief Executive Officer and President

         Date:  September 17, 2001         By: /s/ DOUGLAS MILLER
                                           ----------------------------------
                                           Douglas Miller
                                           Vice President of Finance
                                           (Principal Financial and Accounting
                                           Officer)